Form 10QSB
period 2004-07-31
METASUN ENTERPRISES INC
filed 2004-09-20
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-50903

METASUN ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201-1040 West 8th Avenue, Vancouver, British Columbia Canada V6H 1C4
(Address of principal executive offices)

604.739.1048
(Issuer’s telephone number, including area code)

N/A
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [    ] No [X]

[APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes  [  ]     No  [  ].

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of September 15, 2004, there were 10,357,500 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [    ] No [X]

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

Metasun Enterprises, Inc.

(A Development Stage Company)

Metasun Enterprises, Inc.

(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31, 2004, $ (unaudited)	January 31, 2004 $ (audited)
ASSETS
Current Assets
Cash	41,574	13,676
Accounts receivable	17,160	5,141

Total Current Assets	58,734	18,817
Property and Equipment (Note 3)	4,399	5,327
Intangible Assets (Note 4)	193	235

Total Assets	63,326	24,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	46,311	4,937
Accrued liabilities	3,906	4,810
Due to a related party (Note 5(a) and 5(b))	10,742	13,659

Total Current Liabilities	60,959	23,406
Deferred Income Taxes (Note 7)	152	150

Total Liabilities	61,111	23,556

Contingent Liability (Note 1)
Stockholders' Equity
Common Stock (Note 6)
Authorized: 75,000,000 shares, par value $0.001
Issued: 10,357,500 shares and 6,600,000 shares respectively	10,357	6,600
Additional Paid-in Capital	(814)	(4,572)
Donated Capital (Note 5(d))	10,000	2,500
Accumulated Other Comprehensive Income	378	57
Deficit Accumulated During the Development Stage	(17,706)	(3,762)

Total Stockholders' Equity	2,215	823

Total Liabilities and Stockholders' Equity	63,326	24,379

The accompanying notes are an integral part of these financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from April 11, 2003 (Date of Inception) to July 31, 2004 $	For the Three Months Ended July 31, 2004 $	For the Three Months Ended July 31, 2003 $	For the Six Months Ended July 31, 2004 $	Accumulated from April 11, 2003 (Date of Inception) to July 31, 2003 $
Revenue
Consulting	73,562	29,527	--	58,078	--
License	46,527	16,882	228	42,616	220

Total Revenue	120,089	46,409	228	100,694	220

Expenses
Advertising	10,889	9,805	--	9,815	--
Amortization	1,266	466	--	963	--
Commission	1,843	(11)	--	1,410	--
Interest on note payable (Note 5(b))	405	144	--	295	--
Management and consulting services
(Note 5(c) and (d))	48,763	28,100	--	42,891	--
Office and general	10,679	3,033	113	6,910	601
Professional fees	36,478	13,750	--	31,778	--
Rent (Note 5(d))	6,941	2,920	793	3,670	891
Subcontract	1,480	--	--	--	--
Transfer agent and filing fees	1,058	494	--	1,058	249

Total Expenses	119,802	58,701	906	98,790	1,741

Net Income (Loss) Before Income Taxes	287	(12,292)	(678)	1,904	(1,521)
Income Taxes (Note 7)	(17,993)	(2,038)	--	(15,848)	--

Net Income (Loss) for the Period	(17,706)	(14,330)	(678)	(13,944)	(1,521)
Other Comprehensive Income
Foreign currency translation adjustments	378	1,084	(39)	321	(31)

Comprehensive Loss	(17,328)	(13,246)	(717)	(13,623)	(1,552)

Net Loss Per Share - Basic and Diluted		--	--	--	--

Weighted Average Shares Outstanding		10,358,000	10,000	9,731,000	10,000

The accompanying notes are an integral part of these financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended July 31, 2004 $	Accumulated from April 11, 2003 (Date of Inception) to July 31, 2003 $
Cash Flows From Operating Activities
Net loss for the period	(13,944)	(1,521)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	963	--
Donated services and rent	7,500	--
Changes in operating assets and liabilities
Accounts receivable	(11,906)	--
Accounts payable and accrued liabilities	40,184	(14)
Deferred tax	3	--
Due to related party	(2,890)	1,663

Net Cash Provided by Operating Activities	19,910	128

Cash Flows From Financing Activities
Issuance of common stock	7,515	69

Net Cash Provided By Financing Activities	7,515	69

Effect of Exchange Rate Changes on Cash	473	16

Net Increase in Cash	27,898	213
Cash - Beginning of Period	13,676	--

Cash - End of Period	41,574	213

Non-Cash Financing and Investing Activities	--	--

Supplemental Disclosures
Interest paid	--	--
Income taxes paid	--	--

1.         Development Stage Company

Metasun Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on October 2, 2003. Effective November 30, 2003, the Company acquired all the outstanding common stock of Metasun Software Corp. (“Software”), a company under common control. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a reverse acquisition.

By a Share Purchase Agreement dated November 30, 2003, the Company acquired 100% of the issued and outstanding common stock of Software in consideration for the issuance of a promissory note for $10,000. Software was incorporated on April 11, 2003 under the Company Act of British Columbia and was owned by the President of the Company.

Because Software is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Software and include the results of operations of Software since incorporation on April 11, 2003, and the results of operations of the Company since the date of acquisition on November 30, 2003.

As at November 30, 2003 the Company had $2,028 of net assets which was allocated to common stock.

The Company is based in Vancouver, British Columbia, Canada and its principal business is the development of software specializing in web applications using Microsoft technologies. The Company also provides website maintenance and server administration services. The Company’s only software product currently is MetaTraffic, a website statistics program designed specifically for ASP based websites.

The Company is in the development stage and planned principal activities have commenced, but there has been no significant revenue therefrom. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2004, the Company has an accumulated deficit of $17,706 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission on May 28, 2004 to register 3,757,500 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.          Summary of Significant Accounting Principles

a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and Software. All significant intercompany transactions and balances have been eliminated. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

b)	Year End

The Company’s fiscal year end is January 31.

2.         Summary of Significant Accounting Principles (continued)

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

f)	Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As at July 31, 2004, accounts receivable from a single customer represented 28% of total accounts receivable.

g)	Property and Equipment

Property and equipment consists of computer hardware, furniture and equipment and is recorded at cost. Computer hardware, furniture and equipment are being amortized on a straight-line basis over their estimated lives of three years and five years, respectively.

h)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over four years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

i)	Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

2.          Summary of Significant Accounting Principles (continued)

j)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and the reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

k)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of consulting services and licensing and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

Consulting services consist of support services including server hardware setup and maintenance, server software installation and maintenance, and web programming and debugging. The Company recognizes consulting revenues ratably over the term of the services contract or, if no contract is entered into, when the services are provided.

Licensing revenue consists of revenue from licensing the Company’s software and is recognized when the software has been delivered and there are no significant remaining obligations. The Company recognizes revenue from licensing its software products in accordance with AICPA Statement of Position No. 97-2, as amended, “Software Revenue Recognition”and SAB 104.

l)	Offering Costs

On May 28, 2004, the Company filed an SB-2 Registration Statement to register 3,757,500 shares of common stock for resale by existing stockholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders, but will pay for expenses of this offering. Offering costs are included as a charge to operations in the period incurred.

m)	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

n)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

o)	Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

2.          Summary of Significant Accounting Principles (continued)

p)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

3.          Property and Equipment

	Cost $	Accumulated Amortization $	July 31, 2004 Net Carrying Value $	January 31, 2004 Net Carrying Value $
			(unaudited)	(audited)
Computer hardware	5,131	1,140	3,991	4,844
Furniture and equipment	500	92	408	483

	5,631	1,232	4,399	5,327

4.           Intangible Assets

	Cost $	Accumulated Amortization $	July 31, 2004 Net Carrying Value $	January 31, 2004 Net Carrying Value $
			(unaudited)	(audited)
Website development costs	242	49	193	235

5.          Related Party Balances/Transactions

a)	The amount of $343 owing to the President of the Company is non-interest bearing, unsecured and due on demand.

b)	The Company is indebted to the President of the Company for $10,000, which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the period, the Company accrued interest charges of $295. This note was issued as consideration for all the issued and outstanding common stock of Software. See Note 7.

c)	Consulting fees of $23,401 were paid to the President of the Company during the period ended July 31, 2004.

d)	The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $6,000 and $1,500, respectively, were donated during the period.

6.          Common Stock

a)	On April 11, 2003, Software had issued 100,000 shares of its common stock at $0.00077 per share for cash proceeds of $77.

b)	On October 2, 2003, prior to the reverse acquisition, the Company issued 100,000 shares of its common stock at $0.001 per share for cash proceeds of $100.

c)	On November 28, 2003, prior to the reverse acquisition, the Company issued 6,500,000 shares of common stock at $0.002 per share for cash proceeds of $13,000.

6.          Common Stock (continued)

d)	On February 15, 2004, the Company issued 3,757,500 shares of its common stock at $0.002 per share for cash proceeds of $7,515.

7.           Income Taxes

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net U.S. operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. operating losses carried forward in future years. The Company has a U.S. tax loss of $13,153 to offset future years taxable income expiring commencing in fiscal 2024.

Income tax expense was as follows:

	Six months ended July 31, 2004 $ (unaudited)	From April 11, 2003 (date of inception) to January 31, 2004 $ (audited)
Current
Canadian	15,845	1,997
United States	--	--
Deferred:
Canadian	(3)	148
United States	--	--

Total income tax expense	15,848	2,145

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States
Statutory federal income tax rate	37.6%	34.0%
Change in valuation allowance	--	(34.0%)

Total income tax expense	37.6%	--

The deferred tax liabilities and assets were as follows:

	July 31, 2004 $ (unaudited)	January 31, 2004 $ (audited)
Deferred tax assets
- Net operating loss carryforwards	(13,153)	(2,026)
- Less valuation allowance	13,153	2,026

Net deferred tax assets	--	--
Deferred tax liability
- Property and equipment, due to differences in
financial and tax reporting basis	152	150

Net deferred tax liability	152	150

7.          Income Taxes (continued)

At July 31, 2004, the Company had net operating losses for U.S. federal income tax purposes of $38,686, which begin expiring in fiscal 2024. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At July 31, 2004, a valuation allowance of $13,153 was provided to reduce deferred tax assets to nil.

Item 2.          Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and “forward-looking statements” as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

OVERVIEW

Corporate History

We were incorporated in the State of Nevada on October 2, 2003 and commenced operations commensurate with the acquisition of Metasun Software Corp, on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our President, by issuing a $10,000 promissory note. The promissory note is at the rate of prime plus 2% per annum and is due on demand. The acquisition was accounted for as a reverse takeover. Our wholly-owned subsidiary, Metasun Software Corp., was incorporated in British Columbia, Canada on April 11, 2003, at which time it commenced operations with the sales of a software product called MetaTraffic. The software is a web traffic analysis application that once installed on a website provides live traffic statistics on visitors at the website. Through our subsidiary Metasun Software Corp, we now sell the MetaTraffic software.

Our Current Business

Through our subsidiary Metasun Software Corp, incorporated in British Columbia, Canada, we sell a software product called MetaTraffic, which is currently our only product. The software is a web traffic analysis application that once installed on a website provides live traffic statistics on visitors at the website. The program was initially developed in October 2001 by our President, Chad DeGroot, who subsequently caused Metasun Software Corp. to be incorporated for the ongoing development, sale and distribution of MetaTraffic and Metasun’s other software products. MetaTraffic was initially distributed as a freeware application in order to gain market share and help grow a strong base of users. MetaTraffic was first available for download as freeware in October 2002, up until June of 2003. During this period, MetaTraffic was downloaded approximately 7,000 times. Our President, Chad DeGroot, distributed MetaTraffic through www.metasun.com.

In June 2003, v1.3 of MetaTraffic was launched and was sold for a fee when used for commercial purposes. The software is still available for free when used for personal or non-profit use. In conjunction with the launch of the new software, www.metasun.com was launched which featured a newly redesigned website.

The are 5 licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $39.95; (ii) 5 Web Sites: $99.95; (iii) Server License (unlimited web sites on a single server): $199.95; (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $499.95; and (v) In addition to the above licensing options, there is also a developer’s license, which is available for $999.95, which permits MetaTraffic to be licensed and included in another developer’s software royalty free so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application. This would apply where the products primary purpose was not web traffic analysis. One example would be a content management application that is used to manage web site content. As of July 31, 2004, MetaTraffic has sold $46,527 in gross software licensing fees.

In addition to a license to use the software, license holders receive free installation support via e-mail, which is currently provided by our President, Chad DeGroot. All of the software licenses are available for purchase through our website, www.metasun.com.

MetaTraffic distinguishes licensing based on the usage of the software depending on whether it is for commercial or personal / non-profit use. Our rationale is that commercial users can more likely afford to pay for the software, whereas personal users generally cannot. We are of the view that by getting as many users as possible using the software, this improves the overall quality of the product (through feedback) and increases the number of people with familiarity of the product. It is the belief of management that this increased awareness has resulted increased sales and will continue to do so in the future. However, due to technical reasons inherent to the software programming language and platform, there is limited ability to track and determine how the software is being used without hindering the software’s compatibility with the most web servers possible.

The types of companies that have purchased and may purchase the various licenses available will vary widely. Single web site license: individual or small business with a single web site; 5 web site license: individual, small business to medium size business with 3 – 5 web sites; Server / Enterprise license: small to medium size business with more than 5 web sites they host, manage or own (often web hosting or web development companies would purchase this licensing type); and the Developer License: software companies who wish to include MetaTraffic and distribute it royalty free in their application.

We use Share-it, an e-commerce provider, to handle the e-commerce portion of the software sales. Share-it handles the credit card transactions and also delivers the software to the purchaser via e-mail instantly after purchase. In return for their services, Share-It receives a percentage that averages approximately 7 to 13% commission on each sale.

In addition to selling software, Metasun also offers technical consulting services for custom enterprise hosting solutions and web application development for small to medium sized companies. In conjunction with the strategic partners in our affiliate program, Metasun can provide a full end to end web presence including design, web development, web programming, and online marketing. The technical consulting services that we provide are specifically for web application development that uses Microsoft technologies. We refer all non-technical services that do not fit into web application development onto our strategic partners, with whom we do not have any formal arrangements at present. Web application development includes web software programming and database design in support of the software. Chad DeGroot, our President, provides the web application development consulting services.

Current and Anticipated Sources of Revenue

We currently have two main sources of revenue. These consist of software license sales from our flagship software product MetaTraffic and consulting services. To date approximately 60% of this revenue has been attributed to consulting; the remaining from software license sales. In the future, we expect to have a larger percentage of its revenue derived from software sales as a result of our focus on expanding this area of our business.

We are currently developing version two of MetaTraffic. We hope to increase software license sales significantly with the launch of this new product with a more stable and feature rich product offering coupled with increased marketing efforts.

Consulting revenue currently represents the majority of our revenue. This is derived from a technical consulting contract with Acekicker.com Holdings, a company located in Victoria, British Columbia, Canada. We provide Acekicker with a variety of technical services including site management, web programming and system / network administration. From November of 2003 to January of 2004, we earned approximately $13,300 in consulting revenue from our Acekicker contract, and for the six month period ended July 31, 2004 earned a further $26,600 in revenue from the Acekicker contract. This contract involves a variety of work but primarily involves systems administration and web application development. The exact amount attributed to each of the services varies from month to month. Chad DeGroot provides all services relating to the Acekicker contract. The contract with Acekicker was recently extended to October 31, 2004, which provides for Metasun Software receiving consulting revenue of CAD$5,958 per month.

We also plan to release two new products that are in development and scheduled for release in the summer and fall of 2004: MetaNews and MetaLink. MetaNews and MetaLink are both web applications that are installed onto a web site in order to provide their primary function. MetaNews is a news management system and content management application that provides a way for non-technical individuals to update content on their web sites through a web browser interface. MetaLink is a link management program that dynamically creates a link directory on a web site.

MetaLink is a website application that manages reciprocal link programs building link directories on a website and a monitoring reciprocal links on external websites. External links pointing to your site are considered to be the key factor in determining and achieving high search engine rankings for a website, making it an important part of any website’s online marketing strategy. Both of these products will have a similar licensing structure to MetaTraffic with a per website licensing model. Both MetaNews and MetaLink were developed by our President Chad DeGroot on behalf of Metasun Software. No funds were spent in their development, although extensive man hours were required.

Marketing

We currently rely on free search engine traffic and listings on website directories for the vast majority of website traffic to www.metasun.com. This listings or these websites directories are free of charge. Once MetaTraffic v2.0 is released, we plan to increase its marketing effort significantly with pay per click advertising on search engines, advertising on niche portal sites that include directories of software for your website, and an increased reciprocal link exchange program in order to boost its rankings in the search engines. We also plan to increase awareness to its affiliate program in order to try and increase sales without direct marketing effort or expenditures.

Most of the traffic to Metasun’s website is referred through the major search engines and listings on website directories. The major search engines represent approximately 50% of the website’s traffic from Google and Yahoo. The remaining visitors are referred from aspin.com and hotscripts.com, two portal sites that have large directories of website software and applications.

After releasing MetaTraffic version two, we plan to increase marketing expenditures with pay per click (PPC) advertising on Google, Overture, Kanoodle and other PPC advertising networks yet to be identified. PPC represents the majority of Internet advertising spending today as it is performance based and payment is based solely on qualifying clickthroughs to the advertiser’s website. In addition to PPC advertising, we will also be purchasing banner ad spots on several different website application directory sites including Aspin.com and hotscripts.com. Finally, we will be integrating a reciprocal link exchange application into www.metasun.com in order to increase reciprocal links and boost Metasun’s rankings in the search engines.

We also plan to increase exposure to our affiliate program which offers a 20% referral fee on all sales of software from referring affiliates who have registered for this program. We will be listing the affiliate program in several affiliate program and webmaster solution directories. We will also be expanding the affiliate marketing text and documentation on the program and boosting its visibility on our website. We anticipate spending $100 to 300 per month marketing our affiliate program. As of July 31, 2004, there are currently 3 affiliates that are members of our affiliate program, although we have not entered into any formal agreements with these parties.

We temporarily suspended our promotional efforts in order to focus on development of the next version of MetaTraffic. After the software is launched, we plan to resume online advertising and increase spending to approximately $500 to $750 a month. With the launch of the two new software products, we forecast increasing the advertising budget by $250 per month for each new software product.

Technology

We host our website and email on two servers co-located at Peer1 Networks in a secure cage. These servers are owned and operated by Metasun. Peer1 provides high performance bandwidth and secure server co-location facilities with a 100% uptime guarantee. We pay a monthly fee of CAD$286.25 to Peer1 Networks.

Competition

There is significant competition in website traffic analysis software market. There are three distinct segments in the traffic analysis market: other script based logging tools similar to MetaTraffic, log analysis software and application service providers. Releasing new product lines will also introduce a significant number of new competitors that can be grouped similarly as above.

There are several script based logging tools that are considered direct competition to MetaTraffic. These competitors use the same technology in order to track and report web site statistics as MetaTraffic. They include open source and commercial software products designed for Windows based web hosting services. The primary competition with script based logging tools are SiteLog, sold by SiteLog.com, and ASP StatsPro, a product by Primal Blue Software.

Although not direct competition, log analysis software programs are seen as the stiffest competitors to MetaTraffic as they are the most commonly used method of generating traffic reports on a web site. All web servers produce log files which can be analyzed and used to produce reports by showing traffic statistics. Examples of these software vendors include WebTrends by NetIQ, LiveStats by DeepMetrix, and several others. They account for the vast majority of market share. The primary difference between MetaTraffic and log analysis software is that MetaTraffic logs traffic to a database whereas log analysis software relies on log files that are automatically generated by the web server.

Application service providers (ASP) offer live statistics services without the need to purchase any software. Instead, these companies offer a monthly service that tracks activity on your website and offers reporting on this activity from their website. This is a hosted service that does not require you to install any software on your web site other than adding some tracking code to each page. There are several competitors that offer this type of service including DeepMetrix, IndexTools, and several others. The primary differences between MetaTraffic and ASPs are that ASPs offer a remotely hosted service and the billing model is recurring rather than a one time purchase.

Competition Pricing Comparison

Product Name	Product Type	Licensing Fees
SiteLog www.sitelog.com	Script based logging tool	$39.00 for single websites $150.00 for unlimited websites
ASP Stats Pro Primal Blue Software	Script based logging tool	$14.95 per single website
WebTrends www.netiq.com	Log analysis software application	$499.00 for Log Analyzer $1999.00 for Log Analyzer, Advanced
DeepMetrix www.deepmetrix.com	Log analysis software application	$895 for single website $2995 for 25 websites (with options in between)
DeepMetrix www.deepmetrix.com	Live statistics service, hosted application (ASP)	$49.95 to 99.95 per month depending on volume of traffic
IndexTools www.indextools.com	Live statistics service, hosted application (ASP)	$19.95 to 49.95 per month depending on volume of traffic
Metasun Software www.metasun.com	Script based logging tool	$39.95 for single website $199.95 for unlimited websites on a single server $399.95 for unlimited websites in a single organization

Growth Strategy

We plan on growing the company and revenues by increasing our product offering and associated marketing effort for each product. After releasing the next version of MetaTraffic, we plan to release two more products described previously. These will be released with similar licensing schemes and marketing strategies as MetaTraffic. It is expected that the increased product offerings will assist overall sales through cross marketing and application bundling strategies.

Employees

Our president, secretary, treasurer and director, Chad DeGroot, and our vice-president and director, Mr. Alastair Anderson, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. Chad DeGroot provides all corporate administration, business development and research services. He also provides the 75% of the product development, web site maintenance and development, and support services. The remaining amount is provided by Alastair Anderson.

Intellectual Property

We own the domain name www.metasun.com. Also, our MetaTraffic software includes a statement of copyright and a standard license agreement.

The early version of the MetaTraffic program was initially developed in October 2001 by our President, Chad DeGroot, who subsequently caused Metasun Software Corp. to be incorporated for the ongoing development, sale and distribution of MetaTraffic and Metasun’s other software products. Subsequently, v1.3 of MetaTraffic was finalized and launched in June of 2003. As this was after the incorporation of Metasun Software Corp. in April of 2003, that product (and all of our other products), were developed by Mr. DeGroot in his capacity as an employee of Metasun Software Corp. As a result, the rights to all of our products are held directly by our operating subsidiary, Metasun Software Corp.

We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $17,706 from inception to July 31, 2004. As of July 31, 2004, we had working capital deficit of $2,225. We do not expect positive material cash flow from operations in the near term. Between October 2003 and February 2004, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan in the year ended January 31, 2005. We anticipate that the funds we have raised in the last private placements may be sufficient to satisfy our cash requirements for the balance of the year ended January 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

        —we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

        — we incur delays and additional expenses as a result of technology failure;

        — we are unable to create a substantial market for our products; or

        — we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of our technology. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations.

We have only commenced our business operations in April, 2003 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on October 2, 2003 consisted primarily of acquiring a software company that had commenced operations in April, 2003, and continuing to market the software. On November 30, 2003, we acquired all the outstanding shares in Metasun Software Corp, a British Columbia, Canada company which owns a web statistical tracking software called MetaTraffic and a website at www.metasun.com. Metasun Software Corp. was incorporated on April 11, 2003. The acquisition has been accounted for as a reverse takeover. Metasun Software Corp. started selling the MetaTraffic software in June 2003. We are continuing to develop and expand the software’s capabilities. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the software industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ opinion in connection with our audited consolidated financial statements.

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2004, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. Between October 2003 and February 2004, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $4,500 to $10,000 for the 12 month period ending January 31, 2005), to be approximately $5,000 each month. At this rate we will be able to maintain our operations until January 31, 2005 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our President. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number users, we will not be able to general any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended January 31, 2004. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $46,527 in revenue from software license sales and $73,562 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. We intend to spend a further $5,000 to expand our website and a further $6,000 to market our software before January 31, 2005. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the Internet domain name “metasun.com”. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and software sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

The establishment and maintenance of brand identity of our website and software is critical to our future success. If we are unable to provide competitive software or otherwise fail to promote and maintain our brands, we may never achieve a profitable level of operations.

We offer a single software product on our website. Since we expect that in the future, substantially all of our revenues will be generated from software license sales through our website, market acceptance of our website is critical to our future success. Factors such as market positioning, the availability and price of competing software, and the introductions of new technologies will affect the market acceptance of our software.

We believe that establishing and maintaining brand identity of our website will help increase the awareness of our software. Promotion of our software will depend largely on our success in continuing to provide a high quality online website. In order to attract and retain users for our software and to promote and maintain our brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our users. If we are unable to provide high quality online services, or otherwise fail to promote and maintain our brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

We currently do not have any intellectual property rights. If we are unable to protect our “Metasun” trade name and “MetaTraffic” software products, our efforts to increase public recognition of our “Metasun” brand may be impaired and we may be required to incur substantial costs to protect our name and products.

We have not made any applications for the protection of our intellectual property rights. As a consequence we may not be able to prevent the unauthorized use of our “Metasun” trade name and “MetaTraffic” software products. We may be unable to prevent third parties from acquiring and using names or products that are similar to, infringe upon or otherwise decrease the value of our name, our products, and other proprietary rights that we may hold. We may need to bring legal claims to enforce or protect any intellectual property rights that we assert. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade name and products.

If our operations are disrupted by technological or other problems, we may not be able to generate revenues from the sales of our products.

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote and sell our software exclusively through the Internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

        — a hardware or software error, failure or crash,

        —a power or telecommunications failure,

        — human error, or

        — a fire, flood or other natural disaster.

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

The computer servers which house the data storage and software are housed at the data center of a third party company. If the systems of this third party slows down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation, cause customers to choose other software vendors. We currently do not have any property and business interruption insurance to compensate us for all losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to sell our products, as a result of which you may lose some or all of your investment in our common stock.

Because we face intense competition, an investment in our company is highly speculative.

Our domain name “www.metasun.com” and our MetaTraffic software are critical to our success. The web based statistics industry is characterized by intense and substantial competition. We believe that our website will have to compete with large and established companies such as WebTrends and Deep Metrix, as well as other small to medium sized website statistic software companies.

These existing and future competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Increased competition by these existing and future competitors will negatively affect our ability to maintain or expand our operations, or achieve profitability.

We are currently dependent upon one customer, AceKicker.com Holdings, for a substantial portion of our revenues.

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 60% of our revenue. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. In addition, our agreement with AceKicker.com Holdings expires in October of 2004 and we cannot provide any assurances that our agreement with them will be renewed. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

Because we depend on a small group of qualified people and because our directors and officers, Chad DeGroot and Alastair Anderson, if we cannot hire and retain qualified personnel to replace either of these individuals if they leave our company then we might be forced to discontinue our operations.

Since our incorporation on October 2, 2003, our president, secretary, treasurer and director, Mr. Chad DeGroot, has handled all of the responsibilities in the area of corporate administration, business development and research. Mr. Alistair Anderson was appointed vice-president and a director on November 28, 2003. In addition, Mr. DeGroot has also provided us with capital raising services. The loss of the services of any of these directors, executive officers or key personnel, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any of these directors, executives, or key personnel for our benefit. If they sell all or most of their shares common stock, they may no longer have an incentive to remain with us, which would damage our business.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

One of our directors and officers is involved in other business activities. Alastair Anderson, our Vice-President and director is employed full time as a freelance graphic designer. As a result of these other business activities that our directors and officers are involved in, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 64% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 common shares, of which 10,357,500 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. It is our intention to have our common stock quoted on the National Association of Securities Dealers Inc.‘s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 34 for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Period from April 11, 2003 (date of inception) to January 31, 2004

From the date of the incorporation of Metasun Software Corp. on April 11, 2003 to January 31, 2004, we had not generated any material revenue. Our operating activities during the period consisted primarily of acquiring our wholly-owned subsidiary, Metasun Software Corp. and its software assets. The acquisition was completed on November 30, 2003.

The period covered by our audited financial statements is from the incorporation date of subsidiary Metasun Software Corp., on April 11, 2003 to January 31, 2004 during which we had minimal operations and generated minimal revenue. For the period ending January 31, 2004, we generated $19,395 in revenue. This revenue consisted of consulting fees paid to us by corporate clients for whom we provide system administration services as well as from software sales. Of our revenue, $15,484 came from consulting fees and $3,911 came from software sales. For this period our operating expenses totalled $21,012, which also consisted of organizational costs for incorporating our company.

As we expand our software line and increase marketing of our website, we intend to increase our software sales such that it represents a more significant portion of our revenue. Management believes this to be the most scalable aspect of our business and will represent the focus of future marketing efforts.

As noted, total expenses for the period were $21,012. Out of these total expenses, $3,872 were consulting fees paid to our President, and another $2,000 were donated management services from our President. Mr. DeGroot is prepared to continue to donate services to us for the foreseeable future.

Professional fees were $13,750 represented by fees paid to auditors, accountants and lawyers.

Advertising expense was $1,074, amortization was $303 and office, rent and general expenses were $3,769.

Three Month Period Ended July 31, 2004 (unaudited)

During the three month period ended July 31, 2004, we generated total revenues of $46,409, which consisted of $29,527 in consulting revenue and $16,882 in revenue from sales of our software. Our consulting revenue was $nil for the previous period from April 11, 2003 to July 31, 2003, and our software revenue increased from $220 in the previous period.

Total expenses for the three month period ended July 31, 2004 increased to $58,701, from $1,741 for the previous period from April 11, 2003 to July 31, 2003. The increase in expenses was primarily as a result of an increase in professional fees to $13,750 for the three month period ended July 31, 2004, from $nil for the previous period from April 11, 2003 to July 31, 2003, which represented fees paid to auditors, accountants and lawyers. In addition, expenses associated with management and consulting fees increased to $28,100 for the three month period ended July 31, 2004, from $nil for the previous period from April 11, 2003 to July 31, 2003, which included consulting fees of $23,401 paid to our president. Advertising expenses also increased to $9,805 for the three month period ended July 31, 2004, from $nil for the previous period from April 11, 2003 to July 31, 2003.

Six Month Period Ended July 31, 2004 (unaudited)

During the six month period ended July 31, 2004, we generated total revenues of $100,694, which consisted of $58,078 in consulting revenue and $42,616 in revenue from sales of our software. Our consulting revenue was $nil for the previous period from April 11, 2003 to July 31, 2003, and our software revenue increased from $220 in the previous period.

Total expenses for the six month period ended July 31, 2004 increased to $98,790, from $1,741 for the previous period from April 11, 2003 to July 31, 2003. The increase in expenses was primarily as a result of an increase in professional fees to $31,778 for the six month period ended July 31, 2004, from $nil for the previous period from April 11, 2003 to July 31, 2003, which represented fees paid to auditors, accountants and lawyers. In addition, expenses associated with management and consulting fees increased to $42,891 for the six month period ended July 31, 2004, from $nil for the previous period from April 11, 2003 to July 31, 2003, which included consulting fees of $35,192 paid to our president.

Liquidity and Capital Resources

For the period ended July 31, 2004, net cash provided by operating activities was $19,910.

At July 31, 2004, we had $41,574 in our bank account and $17,160 in accounts receivable.

Net cash provided by financing activities for the period ended January 31, 2004 was $13,177. This consisted of sales of 6,500,000 shares of our common stock to our two directors at $0.002 per share and $13,100 cash received from the reverse takeover. For the period ended July 31, 2004 we received a further $7,515 from the sale of 3,757,500 shares of common stock at $0.002 per share. Non-cash transactions for the period since inception were $10,000 and is related to a note payable for the acquisition of Metasun Software.

Capital Expenses and Sources of Funds

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon renewal of our consulting contract and successful and sufficient market acceptance of new software releases, the continuing successful promotion of our website, and finally, maintaining a break even or profitable level of operations.

We have incurred operating losses since inception, and this is likely to continue into the twelve month period ended July 31, 2005. Management projects that we may require an additional $18,500 to $48,000 to fund our ongoing operating expenditures, working capital requirements for the twelve month period ended July 31, 2005, broken down as follows:

Estimated Funding Required During the 12 Month Period Ended July 31, 2005
Operating expenditures
Marketing	$2,500 - $5,000
General and Administrative	$10,000 - $20,000
Website development costs	$1,000 - $3,000
Working capital	$5,000 - $20,000
Total	$18,500 - $48,000

We have effected a series of equity private placements totalling $7,592. Our cash on hand as at July 31, 2004 was $41,574. These funds will enable us to address our current and ongoing expenses, continue with the marketing and promotion activity connected with the development and marketing of our software and expansion of our website. We anticipate that these funds, together with our cash on hand and the revenue that we anticipate generating, will be sufficient to pay for the offering expenses of this offering and will satisfy our minimum cash requirements for the twelve month period ended July 31, 2005. If we require any additional monies during fiscal 2005, we plan to raise any such additional capital primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended January 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our website, the continuing successful development of our website, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our Operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Future Operations

Our primary objectives in the twelve month period ending July 31, 2005 include further development and expansion of our product line of website software and an increase in software license sales. Management believes that some of the keys to our success include an increased breadth of software solutions for webmasters as well as higher software license sales in order to have less reliance on consulting revenue. We plan on launching at least one new version of our current software and two additional software products within the next twelve months and we plan on slowly increasing our software marketing expenditures.

Software Revenue

Our website commenced selling software on June 15, 2003. With the new version to be released in the fall of 2004, we expect sales to increase even further. We will be launching two new software products in the fall of 2004, MetaNews and MetaLink. We expect that these two new applications combined with the new version of MetaTraffic will contribute to increased software license sales and assist in meeting Metasun’s sales target of $4,000 in software licenses per month by November 2004.

The software is being sold through an e-commerce provider called Share-It. They charge a percentage fee for handling the credit card transactions which ranges from 7-13% depending on the gross sale of the transaction. This is paid monthly on the 15th of every month for the prior month’s sales via bank wire transfer. Billing for consulting services is done on the 24th of each month, for that month’s monthly retainer fee and is paid on the last day of the month via check.

Promotion

We currently promote our website on the Internet through search engines, link exchanges and paid Internet advertising. Paid Internet advertising includes banner ad placement and sponsored listings on niche portal sites that provide directory style listings of website software. It also includes Pay Per Click text link advertising on several search engines. Promotion is designed to attract visitors to the website to download, trial and purchase our software. We have spent approximately $1,074 on advertising including banner placements and pay per click text ads on search engine results.

From August 2003 until December 2003, Metasun advertised on aspin.com, hotscripts.com and download.com with banner ad placements and sponsored listings in their website software directory. During this time, we also engaged in Pay Per Click text link advertising on google.com and kanoodle.com.

We temporarily suspended our promotional efforts in order to focus on development of the next version of MetaTraffic. After the software is launched, we plan to resume online advertising and increase spending to approximately $500 to $750 a month. With the launch of the two new software products, we forecast increasing the advertising budget by $250 per month for each new software product.

Research and Development

We spent $242 to design and implement our website. We expect to spend a further $1,000 to $3,000 developing the website between now and January 31, 2005 to expand the website content to support the new products anticipated for release. We expect the useful life of the website to be three years.

Development of the current version of MetaTraffic took place from September 2002 until June 2003 with approximately 500 hours spent by our President, Chad DeGroot. No outside help was solicited for the current version. We have not incurred any specific expenses related to the development of the MetaTraffic software.

Development of the next version of MetaTraffic has been ongoing since July 2003. It is expected to be released in July and approximately 300 hours invested by Chad DeGroot. Other than $200 spent on graphics work for the reporting interface, no outside help was solicited for the upcoming version. This version is expected to be competitive for one year before an upgrade will be required.

Approximately 200 hours have been invested into product development for MetaLink and MetaNews, Metasun’s future software releases. It is expected that an additional 300 hours will be required to get these products to market in addition to $1,000 contracting fees for graphical work to support improvement in the user interfaces. These products are expected to be competitive for one year before an upgrade will be required. We have not incurred any specific expenses related to the development of the MetaLink and MetaNews software.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of July 31, 2004, our employees include our president, Chad DeGroot, and vice-president, Alastair Anderson. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. We have no other employees. In the twelve months ending July 31, 2005, we plan to increase our total number of permanent employees by three: two programmers and one sales and marketing person. We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The audited consolidated financial statements included with our SB-2 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

Revenue Recognition

We recognize revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of consulting services and licensing and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

Consulting services consist of technical support services including server hardware setup and maintenance, server software installation and maintenance, and web programming and debugging. We recognize consulting revenues ratably over the term of the services contract or, if no contract is entered into, when the services are provided.

Licensing revenue consists of revenue from licensing our software and is recognized when the software has been delivered and there are no significant remaining obligations. We recognize revenue from licensing our software products in accordance with AICPA Statement of Position No. 97-2, as amended, “Software Revenue Recognition” and SAB 104.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.         Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

      Exhibit DescriptionNumber

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

3.3	Certificate of Correction (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

5.1	Opinion of Clark, Wilson regarding the legality of the securities being registered (incorporated by reference from a Form SB-2/A Registration Statement, filed on May 28, 2004).

10.1	Subscription Agreement, dated October 3, 2003, between Metasun Enterprises Inc. and Chad DeGroot. (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.2	Subscription Agreement, dated November 28, 2003, between Metasun Enterprises Inc. and Chad DeGroot. (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.3	Subscription Agreement, dated November 28, 2003, between Metasun Enterprises Inc. and Alastair Anderson. (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.4	Form of Subscription Agreement between Metasun Enterprises Inc. and each of the following persons (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004):

Name	Amount of Common Shares Purchased at $0.002 per Share
Craig Gulliver	$125
Craig Warren	$325
Brian Carlson	$350
Debra Maguire	$250
Wendy DeGroot	$340
Bill Brazier	$275
Katherine Gorgenyi	$175
Tim Boesenkool	$300
Chris Maclean	$325
Sherri Edwards	$150
Stephen Ratcliffe	$175
Alex Alves	$100
Roger Williams	$425
Sean Maguire	$450
Agathe Savard	$350
Stacy Smith	$330
Christina Sales	$100
Ian Frame	$250
Peter Karch	$250
Julia Ding	$145
Mike Mcfayden	$400
Andrew Tippett	$100
Audrey Leung	$100
Ryan Totten	$200
Anand Greenwell	$200
Sheldon Karlson	$200
Mike Stann	$200
Kelly Smith	$200
Jacquie Hopkins	$100
Jeff Mottishaw	$225
Ryan Speed	$250
Wayne English	$150

10.5	Share Purchase Agreement dated November 30, 2003 between Metasun Enterprises, Inc. and Chad DeGroot (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.6	Promissory Note dated November 30, 2003 executed by Metasun Enterprises Inc. (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)

10.7	Co-location and Bandwidth Services Agreement, dated November 12, 2003, between Metasun Software Corp. and Peer 1 Network, Inc. (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004).

10.8	Contract Agreement, dated April, 2004, between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004).

21.	Subsidiaries of Metasun Enterprises, Inc.

Metasun Software Corp. (British Columbia)

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Chad DeGroot
By: Chad DeGroot, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: September 17, 2004

/s/ Alastair Anderson
By: Alastair Anderson, Vice-President and Director
Dated:September 17, 2004