Form 10QSB
period 2004-10-31
METASUN ENTERPRISES INC
filed 2004-12-15
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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
604.739.1048

(Issuer's telephone number, including area code)
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

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of December 1, 2004, there were 10,357,500 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Metasun Enterprises, Inc.
(A Development Stage Company)

Metasun Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
	October 31, 2004, $ (unaudited)	January 31, 2004 $ (audited)
ASSETS
Current Assets

Cash	33,593	13,676
Accounts receivable	7,041	5,141

Total Current Assets	40,634	18,817
Property and Equipment (Note 3)	4,306	5,327
Intangible Assets (Note 4)	585	235

Total Assets	45,525	24,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	17,732	4,937
Accrued liabilities	3,300	4,810
Income taxes payable	16,139	-
Due to a related party (Note 5(a) and 5(b))	13,414	13,659

Total Current Liabilities	50,585	23,406
Deferred Income Taxes	239	150

Total Liabilities	50,824	23,556

Contingent Liability (Note 1)
Stockholders' Equity (Deficit)
Common Stock (Note 6) Authorized: 75,000,000 shares, par value $0.001 Issued: 10,357,500 shares and 6,600,000 shares respectively	10,357	6,600
Additional Paid-in Capital	(814)	(4,572)
Donated Capital (Note 5(d))	13,750	2,500
Accumulated Other Comprehensive Income	1,300	57
Deficit Accumulated During the Development Stage	(29,892)	(3,762)

Total Stockholders' Equity (Deficit)	(5,299)	823

Total Liabilities and Stockholders' Equity (Deficit)	45,525	24,379

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from April 11, 2003 (Date of Inception) to October 31, 2004 $	For the Three Months Ended October 31, 2004 $	For the Three Months Ended October 31, 2003 $	For the Nine Months Ended October 31, 2004 $	Accumulated from April 11, 2003 (Date of Inception) to October 31, 2003 $
Revenue
Consulting	96,188	22,626	2,571	80,704	2,571
License	52,295	5,768	1,613	48,384	1,833

Total Revenue	148,483	28,394	4,184	129,088	4,404

Expenses
Advertising	17,297	6,408	757	16,223	757
Amortization	1,770	504	-	1,467	-
Commission	1,865	22	-	1,432	-
Interest on note payable (Note 5(b))	554	149	-	444	-
Management and consulting services (Note 5(c) and (d))	66,622	17,859	-	60,750	-
Office and general	17,939	7,260	240	14,170	1,090
Professional fees	44,172	7,694	-	39,472	-
Rent (Note 5(d))	9,568	2,627	855	6,297	1,746
Subcontract	1,480	-	-	-	-
Transfer agent and filing fees	2,039	981	-	2,039	-

Total Expenses	163,306	43,504	1,852	142,294	3,593

Net Income (Loss) Before Income Taxes	(14,823)	(15,110)	2,332	(13,206)	811
Income Taxes	(15,069)	2,924	-	(12,924)	-

Net Income (Loss) for the Period	(29,892)	(12,186)	2,332	(26,130)	811
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,300	922	66	1,243	35

Comprehensive Income (Loss)	(28,592)	(11,264)	2,398	(24,887)	846

Net Income (Loss) Per Share - Basic and Diluted		-	0.23	-	0.08

Weighted Average Shares Outstanding		10,358,000	10,000	10,152,000	10,000

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended October 31, 2004 $	Accumulated from April 11, 2003 (Date of Inception) to October 31, 2003 $
Cash Flows From Operating Activities

Net income (loss) for the period	(26,130)	811
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization	1,467	-
Donated services and rent	11,250	-
Changes in operating assets and liabilities
Accounts receivable	(1,900)	(1,065)
Accounts payable and accrued liabilities	11,285	5,902
Income taxes payable	16,139	-
Deferred income taxes	89	-
Due to a related party	(245)	2,667

Net Cash Provided by Operating Activities	11,955	8,315

Cash Flows Used In Investing Activities
Acquisition of property and equipment	(796)	(6,071)

Net Cash Used In Investing Activities	(796)	(6,071)

Cash Flows From Financing Activities
Issuance of common stock	7,515	77

Net Cash Provided By Financing Activities	7,515	77

Effect of Exchange Rate Changes on Cash	1,243	35

Net Increase in Cash	19,917	2,356
Cash - Beginning of Period	13,676	-

Cash - End of Period	33,593	2,356

Non-Cash Investing and Financing Activities	-	-

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

Metasun Enterprises, Inc. (the "Company") was incorporated in the State of Nevada on October 2, 2003. Effective November 30, 2003, the Company acquired all the outstanding common stock of Metasun Software Corp. ("Software"), a company under common control. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a reverse acquisition. By a Share Purchase Agreement dated November 30, 2003, the Company acquired 100% of the issued and outstanding common stock of Software in consideration for the issuance of a promissory note for $10,000. Software was incorporated on April 11, 2003 under the Company Act of British Columbia and was owned by the President of the Company. Because Software is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Software and include the results of operations of Software since incorporation on April 11, 2003, and the results of operations of the Company since the date of acquisition on November 30, 2003. As at November 30, 2003 the Company had $2,028 of net assets which was allocated to common stock.

The Company is based in Vancouver, British Columbia, Canada and its principal business is the development of software specializing in web applications using Microsoft technologies. The Company also provides website maintenance and server administration services. The Company's only software product currently is MetaTraffic, a website statistics program designed specifically for ASP based websites.

The Company's shares trade on the NASD OTC Bulletin Board under the symbol MSUE.

The Company is in the development stage and planned principal activities have commenced, but there has been no significant revenue therefrom. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2004, the Company has an accumulated deficit of $29,892 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on July 27, 2004, to register 3,757,500 shares of common stock for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2. Summary of Significant Accounting Principles

a) Basis of Presentation

These consolidated financial statements include the accounts of the Company and Software. All significant intercompany transactions and balances have been eliminated. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

b) Year End

The Company's fiscal year end is January 31.

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

Metasun Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e) Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As at October 31, 2004, accounts receivable from a single customer represented 77% of total accounts receivable.

f) Property and Equipment

Property and equipment consists of computer hardware and furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are being amortized on a straight-line basis over their estimated lives of three years and five years, respectively.

g) Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over four years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

h) Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i) Foreign Currency Transactions/Balances

The Company's reporting currency is the U.S. dollar and its functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

j) Income Taxes

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

Metasun Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

k) Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of consulting services and licensing and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

Consulting services consist of support services including server hardware setup and maintenance, server software installation and maintenance, and web programming and debugging. The Company recognizes consulting revenues ratably over the term of the services contract or, if no contract is entered into, when the services are provided.

Licensing revenue consists of revenue from licensing the Company's software and is recognized when the software has been delivered and there are no significant remaining obligations. The Company recognizes revenue from licensing its software products in accordance with AICPA Statement of Position No. 97-2, as amended, "Software Revenue Recognition" and SAB 104.

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

m) Other Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

n) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

o) Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

Metasun Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

o) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

p) Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Property and Equipment

	Cost $	Accumulated Amortization $	October 31, 2004 Net Carrying Value $ (unaudited)	January 31, 2004 Net Carrying Value $ (audited)
Computer hardware	5,599	1,711	3,888	4,844
Furniture and equipment	546	128	418	483

	6,145	1,839	4,306	5,327

4. Intangible Assets

	Cost $	Accumulated Amortization $	October 31, 2004 Net Carrying Value $ (unaudited)	January 31, 2004 Net Carrying Value $ (audited)
Website development costs	674	89	585	235

5. Related Party Balances/Transactions

a) An amount of $2,860 is owing to the President of the Company and is non-interest bearing, unsecured and due on demand.

b) The Company is indebted to the President of the Company for $10,000, which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the period, the Company accrued interest charges of $444, and as at October 31, 2004 accrued interest totals $554. This note was issued as consideration for all the issued and outstanding common stock of Software.

Metasun Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5. Related Party Balances/Transactions (continued)

c) Consulting fees of $40,398 were paid to the President of the Company during the period ended October 31, 2004.

d) The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $9,000 and $2,250, respectively, were donated during the period.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

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

Our Current Business

Through our subsidiary Metasun Software Corp, incorporated in British Columbia, Canada, we sell a software product called MetaTraffic, which is currently our only product. The software is a web traffic analysis application that once installed on a website provides live traffic statistics on visitors at the website.  The program was initially developed in October 2001 by our President, Chad DeGroot, who subsequently caused Metasun Software Corp. to be incorporated for the ongoing development, sale and distribution of MetaTraffic and Metasun's other software products.  MetaTraffic was initially distributed as a freeware application in order to gain market share and help grow a strong base of users.  MetaTraffic was first available for download as freeware in October 2002, up until June of 2003.  During this period, MetaTraffic was downloaded approximately 7,000 times. Our President, Chad DeGroot, distributed MetaTraffic through www.metasun.com.

In June 2003, v1.3 of MetaTraffic was launched and was sold for a fee when used for commercial purposes. The software is still available for free when used for personal or non-profit use. In conjunction with the launch of the new software, www.metasun.com was launched which featured a newly redesigned website.

The are 5 licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $39.95; (ii) 5 Web Sites: $99.95; (iii) Server License (unlimited web sites on a single server): $199.95; (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $499.95; and (v) In addition to the above licensing options, there is also a developer's license, which is available for $999.95, which permits MetaTraffic to be licensed and included in another developer's software royalty free so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application.   This would apply where the products primary purpose was not web traffic analysis.  One example would be a content management application that is used to manage web site content.  As of October 31, 2004, MetaTraffic has sold $48,384 in gross software licensing fees.

In addition to a license to use the software, license holders receive free installation support via e-mail, which is currently provided by our President, Chad DeGroot. All of the software licenses are available for purchase through our website, www.metasun.com.

MetaTraffic distinguishes licensing based on the usage of the software depending on whether it is for commercial or personal / non-profit use.  Our rationale is that commercial users can more likely afford to pay for the software, whereas personal users generally cannot.  We are of the view that by getting as many users as possible using the software, this improves the overall quality of the product (through feedback) and increases the number of people with familiarity of the product. It is the belief of management that this increased awareness has resulted increased sales and will continue to do so in the future.  However, due to technical reasons inherent to the software programming language and platform, there is limited ability to track and determine how the software is being used without hindering the software's compatibility with the most web servers possible.

The types of companies that have purchased and may purchase the various licenses available will vary widely.  Single web site license: individual or small business with a single web site; 5 web site license: individual, small business to medium size business with 3 - 5 web sites; Server / Enterprise license: small to medium size business with more than 5 web sites they host, manage or own  (often web hosting or web development companies would purchase this licensing type); and the Developer License:  software companies who wish to include MetaTraffic and distribute it royalty free in their application.

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

Consulting revenue currently represents the majority of our revenue. This is derived from a technical consulting contract with Acekicker.com Holdings, a company located in Victoria, British Columbia, Canada.  We provide Acekicker with a variety of technical services including site management, web programming and system / network administration.  From November of 2003 to January of 2004, we earned approximately $13,300 in consulting revenue from our Acekicker contract, and for the nine month period ended October 31, 2004 earned a further $44,612 in revenue from the Acekicker contract.  This contract involves a variety of work but primarily involves systems administration and web application development. The exact amount attributed to each of the services varies from month to month. Chad DeGroot provides all services relating to the Acekicker contract.  The contract with Acekicker was extended to October 31, 2004 and has been extended on a month to month basis.

We also plan to release two new products that are in development and scheduled for release in late 2004: MetaNews and MetaLink.  MetaNews and MetaLink are both web applications that are installed onto a web site in order to provide their primary function.  MetaNews is a news management system and content management application that provides a way for non-technical individuals to update content on their web sites through a web browser interface.  MetaLink is a link management program that dynamically creates a link directory on a web site.

MetaLink is a website application that manages reciprocal link programs building link directories on a website and a monitoring reciprocal links on external websites. External links pointing to your site are considered to be the key factor in determining and achieving high search engine rankings for a website, making it an important part of any website's online marketing strategy. Both of these products will have a similar licensing structure to MetaTraffic with a per website licensing model.  Both MetaNews and MetaLink were developed by our President Chad DeGroot on behalf of Metasun Software.  No funds were spent in their development, although extensive man hours were required.

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

Most of the traffic to Metasun's website is referred through the major search engines and listings on website directories. The major search engines represent approximately 50% of the website's traffic from Google and Yahoo. The remaining visitors are referred from aspin.com and hotscripts.com, two portal sites that have large directories of website software and applications.

After releasing MetaTraffic version two, we plan to increase marketing expenditures with pay per click (PPC) advertising on Google, Overture, Kanoodle and other PPC advertising networks yet to be identified. PPC represents the majority of Internet advertising spending today as it is performance based and payment is based solely on qualifying clickthroughs to the advertiser's website. In addition to PPC advertising, we will also be purchasing banner ad spots on several different website application directory sites including Aspin.com and hotscripts.com. Finally, we will be integrating a reciprocal link exchange application into www.metasun.com in order to increase reciprocal links and boost Metasun's rankings in the search engines.

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

The early version of the MetaTraffic program was initially developed in October 2001 by our President, Chad DeGroot, who subsequently caused Metasun Software Corp. to be incorporated for the ongoing development, sale and distribution of MetaTraffic and Metasun's other software products.  Subsequently, v1.3 of MetaTraffic was finalized and launched in June of 2003.  As this was after the incorporation of Metasun Software Corp. in April of 2003, that product (and all of our other products), were developed by Mr. DeGroot in his capacity as an employee of Metasun Software Corp.  As a result, the rights to all of our products are held directly by our operating subsidiary, Metasun Software Corp.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity.  Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements.  We have incurred cumulative losses of $28,892 from inception to October 31, 2004.  As of October 31, 2004, we had working capital deficit of $9,951.  We do not expect positive material cash flow from operations in the near term.  Between October 2003 and February 2004, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock.  We also received $13,100 cash from our reverse acquisition of our subsidiary.  We have estimated that we will require between $18,500 and $48,000 to carry out our business plan in the year ended January 31, 2005.  We anticipate that the funds we have raised in the last private placements may be sufficient to satisfy our cash requirements for the balance of the year ended January 31, 2005.  However, there is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

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

We have a limited operating history.  Our operating activities since our incorporation on October 2, 2003 consisted primarily of acquiring a software company that had commenced operations in April, 2003, and continuing to market the software.  On November 30, 2003, we acquired all the outstanding shares in Metasun Software Corp, a British Columbia, Canada company which owns a web statistical tracking software called MetaTraffic and a website at www.metasun.com.  Metasun Software Corp. was incorporated on April 11, 2003. The acquisition has been accounted for as a reverse takeover.  Metasun Software Corp. started selling the MetaTraffic software in June 2003.  We are continuing to develop and expand the software's capabilities.  Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly and inability to access sources of financing when required and at rates favorable to us.  Our limited operating history and the highly competitive nature of the software industry make it difficult or impossible to predict future results of our operations.  We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion in connection with our audited consolidated financial statements.

We are in the development stage and have generated limited revenue since our inception on April 11, 2003.  Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2004, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern.  We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity.  Between October 2003 and February 2004, we raised $7,592 through the sale of shares of our common stock.  We also received $13,100 in cash from the reverse acquisition of our subsidiary.  We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $4,500 to $10,000 for the 12 month period ending January 31, 2005), to be approximately $5,000 each month.  At this rate we will be able to maintain our operations until January 31, 2005 without generating significant revenues from our operations.  Our primary source of funds has been the sale of our common stock and consulting revenue earned by our President.  We cannot assure that we will be able to generate enough interest in our software.  If we cannot attract a significant number users, we will not be able to general any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended January 31, 2004.  If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $52,295 in revenue from software license sales and $96,188 in consulting revenue.  We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp.  We intend to spend a further $5,000 to expand our website and a further $6,000 to market our software before January 31, 2005.  Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses.  We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States.  In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the Internet domain name "metasun.com".  The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees.  The regulation of domain names in the United States and in foreign countries is subject to change.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business.  This could impair our efforts to build brand recognition and to increase traffic to our website and software sales.  Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.  We may need to bring legal claims to enforce or protect such intellectual property rights.  Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.  Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

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

We currently do not have any intellectual property rights.  If we are unable to protect our "Metasun" trade name and "MetaTraffic" software products, our efforts to increase public recognition of our "Metasun" brand may be impaired and we may be required to incur substantial costs to protect our name and products.

We have not made any applications for the protection of our intellectual property rights.  As a consequence we may not be able to prevent the unauthorized use of our "Metasun" trade name and "MetaTraffic" software products.  We may be unable to prevent third parties from acquiring and using names or products that are similar to, infringe upon or otherwise decrease the value of our name, our products, and other proprietary rights that we may hold.  We may need to bring legal claims to enforce or protect any intellectual property rights that we assert.  Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.  Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade name and products.

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

Our systems could be overwhelmed or could fail for any number of reasons.  We currently promote and sell our software exclusively through the Internet.  Heavy usage volumes could cause significant backlogs or could cause our systems to fail.  We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis.  Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

- a hardware or software error, failure or crash,

- a power or telecommunications failure,

- human error, or

- a fire, flood or other natural disaster.

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

Our domain name "www.metasun.com" and our MetaTraffic software are critical to our success.  The web based statistics industry is characterized by intense and substantial competition.  We believe that our website will have to compete with large and established companies such as WebTrends and Deep Metrix, as well as other small to medium sized website statistic software companies.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 35% of our revenue.  Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues.  Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue.  In addition, our agreement with AceKicker.com Holdings expires in October of 2004 and we cannot provide any assurances that our agreement with them will be renewed.  Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. It is our intention to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board.  In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock.  At the date hereof, we are not aware that any market maker has any such intention.  However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.  Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.  If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

Our stock is a penny stock.  Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above and the "Market for Common Equity and Related Stockholder Matters" section at page 34 for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Month Period Ended October 31, 2004 (unaudited)

During the three month period ended October 31, 2004, we generated total revenues of $28,394, which consisted of $22,626 in consulting revenue and $5,768 in revenue from sales of our software. Our consulting revenue was $2,571 for the three months ended October 31, 2003, and our software revenue was $1,613 in the previous period.

Total expenses for the three month period ended October 31, 2004 increased to $43,504, from $1,852 for the three months ended October 31, 2003.  The increase in expenses was primarily as a result of an increase in professional fees to $7,694 for the three month period ended October 31, 2004, from $nil for the previous period from April 11, 2003 to October 31, 2003, which represented fees paid to auditors, accountants and lawyers.  In addition, expenses associated with management and consulting fees increased to $17,859 for the three month period ended October 31, 2004, from $nil for the three month period ended October 31, 2003.  Advertising expenses also increased to $6,408 for the three month period ended October 31, 2004, from $757 for the three month period ended October 31, 2003.

Nine Month Period Ended October 31, 2004 (unaudited)

During the nine month period ended October 31, 2004, we generated total revenues of $129,088, which consisted of $80,704 in consulting revenue and $48,384 in revenue from sales of our software. Our consulting revenue was $2,571 for the previous period from April 11, 2003 to October 31, 2003, and our software revenue increased from $1,613 in the previous period.

Total expenses for the nine month period ended October 31, 2004 increased to $142,294, from $3,593 for the previous period from April 11, 2003 to October 31, 2003.  The increase in expenses was primarily as a result of an increase in professional fees to $39,472 for the nine month period ended October 31, 2004, from $nil for the previous period from April 11, 2003 to October 31, 2003, which represented fees paid to auditors, accountants and lawyers.  In addition, expenses associated with management and consulting fees increased to $60,750 for the nine month period ended October 31, 2004, from $nil for the previous period from April 11, 2003 to October 31, 2003, which included consulting fees of $40,398 paid to our president.

Liquidity and Capital Resources

For the period ended October 31, 2004, net cash provided by operating activities was $11,955.

At October 31, 2004, we had $33,593 in our bank account and $7,041 in accounts receivable.

Net cash provided by financing activities for the period ended October 31, 2004 was $7,515, as we received $7,515 from the sale of 3,757,500 shares of common stock at $0.002 per share.

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

We have incurred operating losses since inception, and this is likely to continue into the twelve month period ended October 31, 2005.  Management projects that we may require an additional $18,500 to $48,000 to fund our ongoing operating expenditures, working capital requirements for the twelve month period ended October 31, 2005, broken down as follows:

Estimated Funding Required During the 12 Month Period Ended October 31, 2005

Operating expenditures

 Marketing

$2,500 - $5,000

 General and Administrative

$10,000 - $20,000

 Website development costs

$1,000 - $3,000

 Working capital

$5,000 - $20,000

Total

$18,500 - $48,000

Our cash on hand as at October 31, 2004 was $33,593.  These funds will enable us to address our current and ongoing expenses, continue with the marketing and promotion activity connected with the development and marketing of our software and expansion of our website.  We anticipate that these funds, together with the revenue that we anticipate generating, will be sufficient to satisfy our minimum cash requirements for the twelve month period ended October 31, 2005.  If we require any additional monies during fiscal 2005, we plan to raise any such additional capital primarily through the private placement of our securities.

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

Future Operations

Our primary objectives in the twelve month period ending October 31, 2005 include further development and expansion of our product line of website software and an increase in software license sales.  Management believes that some of the keys to our success include an increased breadth of software solutions for webmasters as well as higher software license sales in order to have less reliance on consulting revenue.  We plan on launching at least one new version of our current software and two additional software products within the next twelve months and we plan on slowly increasing our software marketing expenditures.

Software Revenue

Our website commenced selling software on June 15, 2003.  With the new version released in the fall of 2004, we expect sales to increase even further. We will be launching two new software products in late 2004, MetaNews and MetaLink. We expect that these two new applications combined with the new version of MetaTraffic will contribute to increased software license sales and assist in meeting Metasun's sales target of $4,000 in software licenses per month.

The software is being sold through an e-commerce provider called Share-It. They charge a percentage fee for handling the credit card transactions which ranges from 7-13% depending on the gross sale of the transaction.  This is paid monthly on the 15th of every month for the prior month's sales via bank wire transfer.  Billing for consulting services is done on the 24th of each month, for that month's monthly retainer fee and is paid on the last day of the month via check.

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

Approximately 200 hours have been invested into product development for MetaLink and MetaNews, Metasun's future software releases. It is expected that an additional 300 hours will be required to get these products to market in addition to $1,000 contracting fees for graphical work to support improvement in the user interfaces. These products are expected to be competitive for one year before an upgrade will be required.  We have not incurred any specific expenses related to the development of the MetaLink and MetaNews software.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of October 31, 2004, our employees include our president, Chad DeGroot, and vice-president, Alastair Anderson.  They handle all of the responsibilities in the area of corporate administration, business development and research.  In addition, our president also provides us with capital raising services. We have no other employees.  In the twelve months ending October 31, 2005, we plan to increase our total number of permanent employees by three:  two programmers and one sales and marketing person.  We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements."  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangement with Multiple Deliverables."  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 did not have a material impact on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Revenue Recognition

We recognize revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of consulting services and licensing and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

Consulting services consist of technical support services including server hardware setup and maintenance, server software installation and maintenance, and web programming and debugging.  We recognize consulting revenues ratably over the term of the services contract or, if no contract is entered into, when the services are provided.

Licensing revenue consists of revenue from licensing our software and is recognized when the software has been delivered and there are no significant remaining obligations.  We recognize revenue from licensing our software products in accordance with AICPA Statement of Position No. 97-2, as amended, "Software Revenue Recognition" and SAB 104.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being October 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer.  Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

 Exhibit
Number

Description

3.1

Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

3.2

Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

3.3

Certificate of Correction (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.1

Subscription Agreement, dated October 3, 2003, between Metasun Enterprises Inc. and Chad DeGroot. (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.2

Subscription Agreement, dated November 28, 2003, between Metasun Enterprises Inc. and Chad DeGroot. (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.3

Subscription Agreement, dated November 28, 2003, between Metasun Enterprises Inc. and Alastair Anderson. (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

10.4

Form of Subscription Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004):

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

Dated:  December 15, 2004