Form 10KSB
period 2005-01-31
METASUN ENTERPRISES INC
filed 2005-04-29
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]

Commission file number  000-50903

METASUN ENTERPRISES, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or &norganization)	47-0930829 (I.R.S. Employer Identification No.)

201-1040 West 8th Avenue Vancouver, British Columbia Canada (Address of principal executive offices)	V6H 1C4 (Zip Code)

Issuer's telephone number  604.739.1048

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $150,243

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

55,262,816 common shares @ $0.0004(1) = $22,105.

(1)     Represents the split adjusted price at which we last issued shares. Used only for the purpose of this calculation.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

55,262,816 common shares issued and outstanding as of April 20, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

No.

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Metasun" mean Metasun Enterprises, Inc. and our subsidiaries, unless otherwise indicated.

Overview

Corporate History

We were incorporated in the State of Nevada on October 2, 2003 and commenced operations commensurate with the acquisition of Metasun Software Corp., on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our president, by issuing a $10,000 promissory note. The promissory note is at the rate of prime plus 2% per annum and is due on demand. The acquisition was accounted for as a reverse takeover. Our wholly-owned subsidiary, Metasun Software Corp., was incorporated in British Columbia, Canada on April 11, 2003, at which time it commenced operations with the sales of a software product called MetaTraffic. The software is a web traffic analysis application that once installed on a website provides live traffic statistics on visitors at the website. Through our subsidiary, Metasun Software Corp., we now sell the MetaTraffic software.

Our Current Business

Through our subsidiary, Metasun Software Corp., we sell a software product called MetaTraffic, which is currently our only product. The software is a web traffic analysis application that once installed on a website provides live traffic statistics on visitors at the website. The program was initially developed in October 2001 by our president, Chad DeGroot, who subsequently caused Metasun Software Corp. to be incorporated for the ongoing development, sale and distribution of MetaTraffic and Metasun's other software products. MetaTraffic was initially distributed as a freeware application in order to gain market share and help grow a strong base of users. MetaTraffic was first available for download as freeware in October 2002 up until June of 2003. During this period, MetaTraffic was downloaded approximately 7,000 times. Our president, Chad DeGroot, distributed MetaTraffic through www.metasun.com.

In June 2003, v1.3 of MetaTraffic was launched and was sold for a fee when used for commercial purposes. The software is still available for free when used for personal or non-profit use. In conjunction with the launch of the new software, www.metasun.com was launched which featured a newly redesigned website.

The are 5 licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $50; (ii) 5 Web Sites: $125; (iii) Server License (unlimited web sites on a single server): $295; (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $695; and (v) In addition to the above licensing options, there is also a developer's license, which is available for $1,295, which permits MetaTraffic to be licensed and included in another developer's software royalty fee so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application. This would apply where the products primary purpose was not web traffic analysis. One example would be a content management application that is used to manage web site content. As of January 31, 2005, MetaTraffic has sold $56,346 in gross software licensing fees accumulated since inception.

In addition to a license to use the software, license holders receive free installation support via e-mail, which is currently provided by our president, Chad DeGroot. All of the software licenses are available for purchase through our website, www.metasun.com.

MetaTraffic distinguishes licensing based on the usage of the software depending on whether it is for commercial or personal / non-profit use. Our rationale is that commercial users can more likely afford to pay for the software, whereas personal users generally cannot. We are of the view that by getting as many users as possible using the software, this improves the overall quality of the product (through feedback) and increases the number of people with familiarity of the product. It is the belief of management that this increased awareness has resulted in increased sales and will continue to do so in the future. However, due to technical reasons inherent to the software programming language and platform, there is limited ability to track and determine how the software is being used without hindering the software's compatibility with the most web servers possible.

The types of companies that have purchased and may purchase the various licenses available will vary widely. Single web site license: individual or small business with a single web site; 5 web site license: individual, small business to medium size business with 3 to 5 web sites; server / enterprise license: small to medium size business with more than 5 web sites they host, manage or own (often web hosting or web development companies would purchase this licensing type); and the developer license: software companies who wish to include MetaTraffic and distribute it royalty free in their application.

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

Current and Anticipated Sources of Revenue

We currently have two main sources of revenue. These consist of software license sales from our flagship software product MetaTraffic and consulting services. To date approximately 67% of this revenue has been attributed to consulting; the remaining from software license sales. In the future, we expect to have a larger percentage of our revenue derived from software sales as a result of our focus on expanding this area of our business.

We are currently developing v3.0 of MetaTraffic. We hope to increase software license sales significantly with the launch of this new product with a more stable and feature rich product offering coupled with increased marketing efforts.

Consulting revenue currently represents the majority of our revenue. This is derived from a technical consulting contract with Acekicker.com Holdings, a company located in Victoria, British Columbia, Canada. We provide Acekicker with a variety of technical services including site management, web programming and system/network administration. For the year ended January 2005, we earned approximately CDN$71,265 in consulting revenue from our Acekicker contract. This contract involves a variety of work but primarily involves systems administration and web application development. The exact amount attributed to each of the services varies from month to month. Chad DeGroot provides all services relating to the Acekicker contract. The contract with Acekicker was extended to October 31, 2005.

Marketing

We currently rely on free search engine traffic and listings on website directories for the vast majority of website traffic to www.metasun.com. The listings on these websites directories are free of charge. We currently advertise on several pay per click search engines including Google and FindWhat networks. We are increasing the awareness of our affiliate program in order to boost sales without direct marketing effort or expenditures.

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

We also plan to increase exposure to our affiliate program which offers a 20% referral fee on all sales of software from referring affiliates who have registered for this program. We will be listing the affiliate program in several affiliate program and webmaster solution directories. We will also be expanding the affiliate marketing text and documentation on the program and boosting its visibility on our website. We anticipate spending $100 to $300 per month marketing our affiliate program. As of March 31, 2005, there are currently 39 affiliates that are members of our affiliate program, although we have not entered into any formal agreements with these parties.

We temporarily suspended our promotional efforts in order to focus on development of the next version of MetaTraffic. After the software is launched, we plan to resume online advertising and increase spending to approximately $500 to $750 a month. With the launch of the two new software products, we forecast increasing the advertising budget by $250 per month for each new software product.

Technology

We host our website and email on two servers co-located at Peer1 Networks in a secure cage. These servers are owned and operated by Metasun. Peer1 provides high performance bandwidth and secure server co-location facilities with a 100% uptime guarantee. We pay a monthly fee of CDN$286 to Peer1 Networks.

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

SiteLog
www.sitelog.com

ASP StatsPro
Primal Blue Software

WebTrends
www.netiq.com

DeepMetrix
www.deepmetrix.com

DeepMetrix
www.deepmetrix.com

IndexTools
www.indextools.com

Metasun Software
www.metasun.com
Script based logging tool

Script based logging tool

Log analysis software application

Log analysis software application

Live statistics service, hosted
application (ASP)

Live statistics service, hosted
application (ASP)

Script based logging tool
$39.00 for single websites
$150.00 for unlimited websites

$14.95 per single website

$499.00 for Log Analyzer
$1999.00 for Log Analyzer, Advanced

$895 for single website
$2995 for 25 websites (with options in
between)

$49.95 to $99.95 per month depending on
volume of traffic

$19.95 to $49.95 per month depending on
volume of traffic

$50.00 for single website
$295.00 for unlimited websites on a single
server
$695.00 for unlimited websites in a single
organization

Growth Strategy

We plan on growing our company and revenues by releasing the next version of MetaTraffic and increasing our marketing effort for this product. The new version will appeal to a wider target market of potential companies and users by supporting more advanced features. We expect increased revenues through higher licensing fees, software upgrade fees, and increased sales of this next generation product.

Employees

Our president, secretary, treasurer and director, Chad DeGroot, and our vice-president and director, Alastair Anderson, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. Chad DeGroot provides all corporate administration, business development and research services. He also provides 75% of the product development, web site maintenance and development, and support services. The remaining amount is provided by Alastair Anderson.

Intellectual Property

We own the domain name www.metasun.com. Also, our MetaTraffic software includes a statement of copyright and a standard license agreement.

The early version of the MetaTraffic program was initially developed in October 2001 by our president, Chad DeGroot, who subsequently caused Metasun Software Corp. to be incorporated for the ongoing development, sale and distribution of MetaTraffic and Metasun's other software products. Subsequently, v1.3 of MetaTraffic was finalized and launched in June of 2003. As this was after the incorporation of Metasun Software Corp. in April of 2003, that product and all of our other products were developed by Mr. DeGroot in his capacity as an employee of Metasun Software Corp. As a result, the rights to all of our products are held directly by our operating subsidiary, Metasun Software Corp.

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $36,737 from inception to January 31, 2005. As of January 31, 2005, we had a working capital deficit of $14,335. We do not expect positive material cash flow from operations in the near term. From October 2003 to the end of January 2005, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan in the year ended January 31, 2006. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have a limited operating history. Our operating activities since our incorporation on October 2, 2003 consisted primarily of acquiring a software company that had commenced operations in April, 2003, and continuing to market the software. On November 30, 2003, we acquired all the outstanding shares in Metasun Software Corp., a British Columbia, Canada company which owns a web statistical tracking software called MetaTraffic and a website at www.metasun.com. Metasun Software Corp. was incorporated on April 11, 2003. The acquisition has been accounted for as a reverse takeover. Metasun Software Corp. started selling the MetaTraffic software in June 2003. We are continuing to develop and expand the software's capabilities. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the software industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development stage of our company and that we have only generated limited revenues since ourincorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors'opinion in connection with our audited consolidated financial statements.

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2005, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. From October 2003 to the end of January 2005, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $4,500 to $10,000 for the 12 month period ending January 31, 2006), to be approximately $5,000 each month. At this rate we will be able to maintain our operations until January 31, 2006 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our president. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the year ending January 31, 2005. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future.If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $56,346 in revenue from software license sales and $113,292 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. During the year ended January 31, 2005 we spent approximately $400 to expand our website and a further $16,709 to market our software. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue to develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 56% of our revenue for the year ended January 1, 2005. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. In addition, our agreement with AceKicker.com Holdings expires in October of 2005 and we cannot provide any assurances that our agreement with them will be renewed. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

We depend on a small group of qualified people, our directors and officers, Chad DeGroot and Alastair Anderson. If we cannot hire and retain qualified personnel to replace either of these individuals if they leave our company then we might be forced to discontinue our operations.

Since our incorporation on October 2, 2003, our president, secretary, treasurer and director, Mr. Chad DeGroot, has handled all of the responsibilities in the area of corporate administration, business development and research. Mr. Alistair Anderson was appointed vice-president and a director on November 28, 2003. In addition, Mr. DeGroot has also provided us with capital raising services. The loss of the services of any of these directors, executive officers or key personnel, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any of these directors, executives, or key personnel for our benefit. If they sell all or most of their shares of common stock, they may no longer have an incentive to remain with us, which would damage our business.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our businessaffairs, which may affect our ability to conduct operations and generate revenues.

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

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or nocontrol over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 63.6% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibilitythat you would lose your investment.

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

We are authorized to issue up to 75,000,000 common shares, of which 55,262,816 are issued and outstanding as of April 20, 2005. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Risks Associated With Our Common Stock

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell theirshares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.	Description of Property.

Our executive and head office is located at 201-1040 West 8th Avenue, Vancouver, British Columbia, Canada V6H 1C4. The office is provided to us at CDN$363 per month paid to Mr. DeGroot and is located in his residence. An additional $250 per month is donated by Mr. DeGroot towards office rent. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended January 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on November 12, 2004 and trade under the symbol "MESU" Since November 12, 2004, our common shares have not traded.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On April 20, 2005, the shareholders' list of our common shares showed eleven registered shareholders and 55,262,816 shares outstanding.

Our issued and outstanding common shares were split on a 5.322687957 for 1 basis effective January 12, 2005. All common share numbers in this document refer to post-split common share numbers unless otherwise indicated.

Recent Sales of Unregistered Securities

On October 3, 2003, we issued 532,270 common shares to Chad DeGroot at an offering price of $0.000188 per share for gross offering proceeds of $100 in an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Chad DeGroot is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by Metasun, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and, accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On November 28, 2003, we issued 26,613,439 shares to Chad DeGroot at an offering price of $0.0004 per share for gross offering proceeds of $10,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Chad DeGroot is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by Metasun, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and, accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On November 28, 2003, we issued 7,984,032 shares to Alastair Anderson at an offering price of $0.0004 per share for gross offering proceeds of $3,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Alastair Anderson is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by Metasun, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and, accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On February 15, 2004, we issued 20,000,000 common shares to 32 subscribers at an offering price of $0.0004 per share for gross offering proceeds of $7,515 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by Metasun, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and, accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On January 5, 2005, we issued 133,067 common shares to an accredited investor in consideration of consulting services of $50 rendered to our company in connection with obtaining a quotation on the NASD OTC Bulletin Board.

Equity Compensation Plan Information

As at January 31, 2005, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2005.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

For the Year Ended January 31, 2005

The period covered by our audited financial statements is from the incorporation date of our subsidiary, Metasun Software Corp., on April 11, 2003 to January 31, 2005 during which we had minimal operations and generated minimal revenue. For the year ending January 31, 2005, we generated $150,243 in revenue. This revenue consisted of consulting fees paid to us by corporate clients for whom we provide system administration services as well as from software sales. Of our revenue, $97,808 came from consulting fees and $52,435 came from software sales. For this period our operating expenses totalled $174,546, which also consisted of organizational costs for incorporating our company.

As we expand our software line and increase marketing of our website, we intend to increase our software sales such that it represents a more significant portion of our revenue. Management believes this to be the most scalable aspect of our business and will represent the focus of future marketing efforts.

Out of the total expenses, $60,340 were consulting fees paid to our president, and another $15,000 were donated management services from our president. Mr. DeGroot is prepared to continue to donate services to us for the foreseeable future.

Commissions increased to $1,465 from $433, interest expense increased to $602 from $110 and subcontract expenses decreased to nil from $1,480. Professional fees were $49,260 represented by fees paid to auditors, accountants and lawyers. Professional fees increased from $4,700 for the period ending January 31, 2004 to $49,260 for the year ended January 31, 2005 largely due to the legal expenses incurred with the preparation and filing of our Form SB-2, as amended, filed with the Securities and Exchange Commission on March 16, 2004. Advertising expense increased from $1,074 for the period ending January 31, 2004 to $16,709 for the year ending January 31, 2005. Amortization increased from $303 for the period ending January 31, 2004 to $2,164 for the year ending January 31, 2005 and office, rent and general expenses increased from $7,040 for the period ending January 31, 2004 to $20,345 for the year ending January 31, 2005. These increases are primarily due to continuing ongoing expenses with respect to the marketing and promotion activity connected with the development and marketing of our software and expansion of our website.

Period from April 11, 2003 (date of inception) to January 31, 2004

From the date of the incorporation of Metasun Software Corp. on April 11, 2003 to January 31, 2004, we had not generated significant revenue. Our operating activities during the period consisted primarily of acquiring our wholly-owned subsidiary, Metasun Software Corp. and its software assets. The acquisition was completed on November 30, 2003.

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

As noted, total expenses for the period were $21,012. Out of these total expenses, $3,872 were consulting fees paid to our president, and another $2,000 were donated management services from our president. Mr. DeGroot is prepared to continue to donate services to us for the foreseeable future. Professional fees were $4,700 represented by fees paid to auditors, accountants and lawyers. Advertising expense was $1,074, amortization was $303 and office, rent and general expenses were $7,040. Also, subcontract expense was $1,480, interest was $110 and commission was $433.

Liquidity and Capital Resources

For the year ended January 31, 2005, net cash provided by operating activities was $7,552. At January 31, 2005, we had $27,901 cash on hand and $1,477 in accounts receivable. We also increased our cash by $14,225 during the year ended January 31, 2005. At end of January 2005, we had a working capital deficiency of $14,335.

Net cash provided by financing activities for the year ended January 31, 2005 was $7,515 received from the sale of 20,000,000 shares of common stock at $0.0004 per share. Non-cash transactions for the period since inception were $10,000 and is related to a note payable for the acquisition of Metasun Software.

Capital Expenses and Sources of Funds

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon renewal of our consulting contract and successful and sufficient market acceptance of new software releases, the continuing successful promotion of our website, and finally, maintaining a break even or profitable level of operations.

We have incurred operating losses since inception, and this is likely to continue into the year ended January 31, 2006. Management projects that we may require an additional $18,500 to $48,000 to fund our ongoing operating expenditures and working capital requirements for the year ended January 31, 2006, broken down as follows:

Estimated Funding Required During the Year Ended January 31, 2006
Operating expenditures
Marketing	$2,500 - $5,000
General and Administrative	$10,000 - $20,000
Website development costs	$1,000 - $3,000
Working capital	$5,000 - $20,000
Total	$18,500 - $48,000

Our cash on hand as at January 31, 2005 was $27,901. These funds will enable us to address our current and ongoing expenses, continue with the marketing and promotion activity connected with the development and marketing of our software and expansion of our website. We anticipate that these funds, together with the revenue that we anticipate generating, will be sufficient to satisfy our minimum cash requirements for the twelve month period ended January 31, 2006. If we require any additional monies during fiscal 2006, we plan to raise any such additional capital primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended January 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Future Operations

Our primary objectives in the twelve month period ending January 31, 2006 include further development and expansion of our product line of website software and an increase in software license sales. Management believes that some of the keys to our success include an increased breadth of software solutions for webmasters as well as higher software license sales in order to have less reliance on consulting revenue. We plan on launching at least one new version of our current software and two additional software products within the next twelve months and we plan on slowly increasing our software marketing expenditures.

Software Revenue

Our website commenced selling software on June 15, 2003. In the fall of 2005, we will be releasing version 3 of MetaTraffic and expect to see an increase in sales. Our sales target is $5,000 per month in software license fees after this release.

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

Promotion

We currently promote our website on the Internet through search engines, link exchanges and paid Internet advertising. Paid Internet advertising includes banner ad placement and sponsored listings on niche portal sites that provide directory style listings of website software. It also includes PPC text link advertising on several search engines. Promotion is designed to attract visitors to the website to download, trial and purchase our software. We have spent approximately $1,650 on advertising including banner placements and PPC text ads on search engine results.

From August 2003 until December 2003, Metasun advertised on aspin.com, hotscripts.com and download.com with banner ad placements and sponsored listings in their website software directory. During this time, we also engaged in PPC text link advertising on google.com and kanoodle.com.

We temporarily suspended our promotional efforts in order to focus on development of the next version of MetaTraffic. After the software is launched, we plan to resume online advertising and increase spending to approximately $500 to $750 a month. With the launch of the two new software products, we forecast increasing the advertising budget by $250 per month for each new software product.

Research and Development

During the period ended January 31, 2004, we spent $242 to design and implement our website. We expect to spend a further $1,000 to $3,000 developing the website between now and January 31, 2006 to expand the website content to support the new products anticipated for release. We expect the useful life of the website to be three years.

Development of the current version of MetaTraffic took place from September 2002 until June 2003 with approximately 500 hours spent by our president, Chad DeGroot. No outside help was solicited for the current version. We have not incurred any specific expenses related to the development of the MetaTraffic software.

Development of the next version of MetaTraffic has been ongoing since February 2005. It is expected to be released in the fall of 2005. Approximately 200 hours have been invested by Chad DeGroot. Outside help will be solicited for interface design and programming services as needed. The product is expected to be competitive for one year before a major upgrade is required.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of January 31, 2005, our employees include our president, Chad DeGroot, and vice-president, Alastair Anderson. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. We have no other employees. In the twelve months ending January 31, 2006, we plan to increase our total number of permanent employees by three: two programmers and one sales and marketing person. We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

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

Going Concern

The audited consolidated financial statements included with our annual report on Form 10-KSB have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity

Notes to the Consolidated Financial Statements

M A N N I N G E L L I O T	11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS	Phone: 604.714.3600 Fax: 604.714.3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Metasun Enterprises, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Metasun Enterprises, Inc. (A Development Stage Company) as of January 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the year ended January 31, 2005 and the period from April 11, 2003 (Date of Inception) to January 31, 2004 and accumulated for the period from April 11, 2003 (Date of Inception) to January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metasun Enterprises, Inc. (A Development Stage Company), as of January 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended January 31, 2005 and the period from April 11, 2003 (Date of Inception) to January 31, 2004 and accumulated for the period from April 11, 2003 (Date of Inception) to January 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS

Vancouver, Canada
April 25, 2005

Metasun Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31, 2005 $	(Restated - Note 9) January 31, 2004 $
ASSETS
Current Assets
Cash	27,901	13,676
Accounts receivable	1,477	5,141

Total Current Assets	29,378	18,817
Property and Equipment (Note 3)	5,491	5,327
Intangible Assets (Note 4)	546	235

Total Assets	35,415	24,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	15,948	2,907
Accrued liabilities	8,000	4,810
Income taxes payable	11,076	2,030
Due to a related party (Note 5(a) and 5(b))	8,689	13,659

Total Current Liabilities	43,713	23,406
Deferred Income Tax Liability	295	150

Total Liabilities	44,008	23,556

Contingent Liability (Note 1)
Stockholders' Equity (Deficit)
Common Stock (Note 6)
Authorized: 75,000,000 shares, par value $0.001
Issued: 55,262,808 and 35,129,741 shares, respectively	55,263	35,130
Additional Paid-in Capital (Discount)	(45,670)	(33,102)
Donated Capital (Note 5(d))	17,500	2,500
Accumulated Other Comprehensive Income	1,051	57
Deficit Accumulated During the Development Stage	(36,737)	(3,762)

Total Stockholders' Equity (Deficit)	(8,593)	823

Total Liabilities and Stockholders' Equity (Deficit)	35,415	24,379

The accompanying notes are an integral part of these financial statements

Metasun Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(expressed in U.S. dollars)

	Accumulated from April 11, 2003 (Date of Inception) to January 31, 2005 $	For the Year Ended January 31, 2005 $	(Restated - Note 9) From April 11, 2003 (Date of Inception) to January 31, 2004 $
Revenue
Consulting	113,292	97,808	15,484
License	56,346	52,435	3,911

Total Revenue	169,638	150,243	19,395

Expenses
Advertising	17,783	16,709	1,074
Amortization	2,467	2,164	303
Commission	1,898	1,465	433
Interest on note payable (Note 5(b))	712	602	110
Management and consulting services (Note 5(c) and (d))	89,873	84,001	5,872
Office and general	15,962	12,193	3,769
Professional fees	53,960	49,260	4,700
Rent (Note 5(d))	11,423	8,152	3,271
Subcontract	1,480	--	1,480

Total Expenses	195,558	174,546	21,012

Net Loss Before Income Taxes	(25,920)	(24,303)	(1,617)
Income Taxes	(10,817)	(8,672)	(2,145)

Net Loss for the Period	(36,737)	(32,975)	(3,762)

Other Comprehensive Income
Foreign currency translation adjustments	1,051	994	57

Comprehensive Loss	(35,686)	(31,981)	(3,705)

Net Loss Per Share - Basic and Diluted		--	--

Weighted Average Shares Outstanding		54,302,000	7,383,000

The accompanying notes are an integral part of these financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)
Consolidated Statement of Cash Flows

(expressed in U.S. dollars)

    Accumulated from April 11, 2003 (Date of Inception) to
January 31, 2005 $
For the Year Ended January 31, 2005 $
    (Restated - Note 9) From April 11, 2003 (Date
of Inception) to January 31, 2004 $

Cash Flows From Operating Activities

     Net
loss for the period

(36,737
)

(32,975
)

(3,762
)

     Adjustments to reconcile net loss to net cash used in
operating

activities

Amortization

2,467

2,164

303

Donated services and rent

17,500

15,000

2,500

Shares issued for services

50

50

--

    Changes
in operating assets and liabilities

Accounts receivable

(1,266
)

3,875

(5,141
)

    Accounts
payable and accrued liabilities

22,785

14,371

8,414

    Income
taxes payable

10,621

10,621

--

    Deferred
tax

290

140

150

    Due to
related party

(2,035
)

(5,694
)

3,659

    Net Cash
Provided by Operating Activities

13,675

7,552

6,123

     Cash
Flows To Investing Activities

Acquisition of property and equipment

(7,590
)

(1,961
)

(5,629
)

    Website
development costs

(641
)

(399
)

(242
)

    Net Cash
Used in Investing Activities

(8,231
)

(2,360
)

(5,871
)

     Cash
Flows From Financing Activities

     Cash
received in reverse acquisition

13,100

--

13,100

    Issuance
of common stock

7,592

7,515

77

    Net Cash
Provided By Financing Activities

20,692

7,515

13,177

    Effect of
Exchange Rate Changes on Cash

1,765

1,518

247

    Increase
in Cash and Cash Equivalents

27,901

14,225

13,676

     Cash
and Cash Equivalents - Beginning of Period

--

13,676

--

    Cash and
Cash Equivalents - End of Period

27,901

27,901

13,676

    Non Cash
Investing and Financing Activities

Shares issued for services

50

50

--

    Issuance
of promissory note payable for acquisition of subsidiary

10,000

--

10,000

Supplemental Disclosures

Interest paid

--

--

--

    Income
taxes paid

--

--

--

The
accompanying notes are an integral part of these financial statements

Metasun
Enterprises, Inc.
(A Development Stage Company)
Statement of Stockholders'
Equity
From April 11, 2003 (Date of Inception) to January 31, 2005

(expressed in U.S. dollars)

Shares #
Amount $
Additional Paid In Capital $
Donated Capital $
Accumulated Other Comprehensive Income $
    Deficit Accumulated During
the Development Stage $
Total $

Balance - April 11, 2003 (Date

of Inception)

--

--

--

--

--

--

--

     Stock
issued for cash

100,000

77

--

--

--

--

77

Adjustments for reverse

acquisition (Note 7)

- elimination of shares of

Metasun Software Corp.

(100,000
)

(77
)

--

--

--

--

(77
)

- add issued shares of

Metasun Enterprises, Inc.

35,129,741

35,130

(33,102
)

--

--

--

2,028

Donated services and rent

(Note 5)

--

--

--

2,500

--

--

2,500

Foreign currency translation

--

--

--

--

57

--

57

     Net
loss for the period

--

--

--

--

--

(3,762
)

(3,762
)

Balance - January 31, 2004

    (Restated
- Note 9)

35,129,741

35,130

(33,102
)

2,500

57

(3,762
)

823

     Stock
issued for cash

20,000,000

20,000

(12,485
)

--

--

--

7,515

     Stock
issued for services

133,067

133

(83
)

--

--

--

50

Donated services and rent

--

--

--

15,000

--

--

15,000

Foreign currency translation

--

--

--

--

994

--

994

     Net
loss for the period

--

--

--

--

--

(32,975
)

(32,975
)

    Balance -
January 31, 2005

55,262,808

55,263

(45,670
)

17,500

1,051

(36,737
)

(8,593
)

The
accompanying notes are an integral part of these financial statements

Metasun
Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated
Financial Statements
(expressed in U.S. dollars)

1. Nature of
Operations and Continuance of Business

    Metasun
      Enterprises, Inc. (the "Company") was incorporated in the State of Nevada on October 2, 2003. Effective November 30, 2003, the Company acquired all the outstanding common stock of Metasun Software Corp. ("Software"), a company under common control. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a reverse acquisition. By a Share Purchase Agreement dated November 30,
      2003, the Company acquired 100% of the issued and outstanding common stock of Software in consideration for the issuance of a promissory note for
      $10,000. Software was incorporated on April 11, 2003 under the British
      Columbia Business Corporations Act and was owned by the President of the
      Company. Because Software is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of
      Software and include the results of operations of Software since incorporation on April 11, 2003, and the results of operations of the
      Company since the date of acquisition on November 30, 2003.

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

    The
      Company is in the development stage and planned principal activities have commenced, but the Company has not generated sustained or significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The
      Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31,
      2005, the Company has an accumulated deficit of $36,737 since inception.
      These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

    The
      Company filed an SB-2 Registration Statement with the United States
      Securities and Exchange Commission, which was declared effective on July
      27, 2004, to register 20,000,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company's shares trade on the NASD OTC Bulletin Board under the symbol MSUE.

2. Summary of
Significant Accounting Principles

    a)

    Basis of
Presentation

    These
      consolidated financial statements include the accounts of the Company and
      Metasun Software Corp. All significant intercompany transactions and balances have been eliminated. The Company is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7,
      "Accounting and Reporting for Development Stage Companies".

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

    e)

Concentrations

    The fair
      value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.
      Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the year ended January 31, 2005 sales to a single unaffiliated customer represented 56% of total consulting revenue.

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

    h)

Long-Lived Assets

    In
      accordance with SFAS No. 144, "Accounting for the Impairment or Disposal
      of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

    i)

    Foreign
Currency Translation

    The
      Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52, "Foreign Currency
      Translation". Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

    j)

    Income
Taxes

    Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception.
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

    l)

    Other
Comprehensive Income

    SFAS No.
      130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At January 31, 2005 and 2004, the only component of comprehensive income was foreign currency translation adjustments.

    m)

    Basic
and Diluted Net Income (Loss) per Share

    The
      Company computes net income (loss) per share in accordance with SFAS No.
      128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.
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

    n)

Stock-Based Compensation

    The
      Company records stock-based compensation in accordance with SFAS No. 123,
      "Accounting for Stock-Based Compensation". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

    o)

    Recent
Accounting Pronouncements

    In
      December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
      - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29,
      "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Metasun
Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated
Financial Statements
(expressed in U.S. dollars)

2. Summary of
Significant Accounting Principles (continued)

    o)

    Recent
Accounting Pronouncements (continued)

    In
      December 2004, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based
      Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for
      Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance.
      SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force
      Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to
      Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6,
      "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R
      requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December
      15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

    p)

Reclassifications

    Certain
      reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3. Property and
Equipment

Cost $
Accumulated Amortization $
January 31, 2005 Net Carrying Value $
January 31, 2004 Net Carrying Value $

Computer hardware

7,405

2,299

5,106

4,844

    Furniture
and equipment

537

152

385

483

7,942

2,451

5,491

5,327

4. Intangible
Assets

Cost $
Accumulated Amortization $
January 31, 2005 Net Carrying Value $
January 31, 2004 Net Carrying Value $

Website development costs

682

136

546

235

Metasun
Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated
Financial Statements
(expressed in U.S. dollars)

5. Related Party
Balances/Transactions

a)

       An amount
      of $2,023 in advances is owed by the President of the Company and is non-interest bearing, unsecured and due on demand.

b)

The
      Company is indebted to the President of the Company for $10,000, which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus
      2% per annum and is payable on demand. During the period, the Company accrued interest charges of $602, and as at January 31, 2005 accrued interest totals $712. This note was issued as consideration for all the issued and outstanding common stock of Software.

c)

       Consulting
      fees of $60,340 were paid to the President of the Company during the period ended January 31, 2005.

d)

The
      President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $15,000 was donated during the period.

6. Common Stock

a)

       On April
      11, 2003, Software had issued 100,000 shares of its common stock at
      $0.00077 per share for cash proceeds of $77.

b)

       On October
      3, 2003, prior to the reverse acquisition, the Company issued 532,270 shares of its common stock at $0.000188 per share for cash proceeds of
$100.

c)

       On
      November 28, 2003, prior to the reverse acquisition, the Company issued
      34,597,471 shares of common stock at $0.0004 per share (split adjusted)
for cash proceeds of $13,000.

d)

       On
      February 15, 2004, the Company issued 20,000,000 shares of its common stock at $0.0004 per share (split adjusted) for cash proceeds of $7,515.

e)

       On January
      3, 2005, the Company issued 133,067 shares of its common stock at $0.0004 per share (split adjusted) for consulting services valued at $50.

f)

On January
      6, 2005, the Company affected a forward stock split on a 5.322687957 new shares for one old share basis as approved by the directors of the
      Company. All share amounts have been retroactively adjusted for all periods presented.

7. Capital
Transaction - Reverse Acquisition

    By a
      Share Purchase Agreement dated November 30, 2003, the Company acquired
      100% of the issued and outstanding common stock of Metasun Software Corp.
      ("Software") in consideration for the issuance of a promissory note for
      $10,000. Software was incorporated on April 11, 2003 under the Company Act of British Columbia and was owned by the President of the Company. The principal business of Software is the development of software specializing in web applications using Microsoft technologies. Software also provides website maintenance and server administration services.

    Prior to
      the reverse acquisition, the Company was a non-operating shell company with nominal net assets. Therefore, the acquisition is a capital transaction in substance, rather than a business combination, and has been accounted for as a reverse acquisition. Because Software is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Software and include the results of operations of Software since incorporation on April 11, 2003, and the results of operations of the Company since the date of acquisition on
November 30, 2003.

    As at
      November 30, 2003 the Company had $2,028 of net assets which was allocated to common stock.

Metasun
Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated
Financial Statements
(expressed in U.S. dollars)

8. Income Taxes

    The
      Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109,
      "Accounting for Income Taxes". Pursuant to SFAS 109 the Company is
      required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net U.S. operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S.
      operating losses carried forward in future years. The Company has U.S. tax losses of approximately $39,000 to offset future years taxable income expiring in fiscal 2024.

    Income
      tax expense for the year ended January 31, 2005 and from April 11, 2003
      (date of inception) to January 31, 2004 was as follows:

For the Year Ended January 31, 2005 $
    From April 11, 2003 (date of inception) to January
31, 2004 $

Current

Canadian

8,532

1,997

United States

--

--

Deferred:

Canadian

140

148

United States

--

--

    Total
income tax expense

8,672

2,145

A reconciliation of the
statutory federal income tax rate to the Company's effective tax rate follows:

Canada
United States

Statutory federal income tax rate

37
.6%

35
.0%

    Change in
valuation allowance

--

(35
.0%)

    Total
income tax expense

37
.6%

--

The deferred tax
liabilities and assets as at January 31, 2005 and 2004 were as follows:

2005 $
2004 $

Deferred tax assets

     -
Net operating loss carryforwards

13,724

2,026

     -
Less valuation allowance

(13,724
)

(2,026
)

    Net
deferred tax assets

--

--

    Deferred
tax liability

     -
Book and tax depreciation timing differences

295

150

    Net
deferred tax liability

295

150

    At
      January 31, 2005, the Company had net operating losses for U.S. federal income tax purposes of approximately $39,000, which begin expiring in fiscal 2024. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At January 31, 2005, a valuation allowance of $13,332 was provided to reduce deferred tax assets to nil.

Metasun
Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated
Financial Statements
(expressed in U.S. dollars)

9. Restatements

    Pursuant
      to the audit of the January 31, 2004 financial statements and the determination that the acquisition of Metasun Software Corp. was a reverse acquisition certain disclosures and financial statement amounts were restated. Previously reported stockholders' equity of $10,280 was reduced by $9,457 to $823 and previously reported net loss of $4,796 was been reduced by $1,034 to $3,762. Net loss per share remained unchanged.

    Item
8.
    Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.

Not applicable.

    Item
8A.
Controls and Procedures.

As required by Rule 13a-15
under the Exchange Act, as of the end of the period covered by this report, being January 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.
This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and
procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

    Item
9.
    Directors, Executive Officers, Promoters and Control Persons;
      Compliancewith Section 16(a) of the Exchange Act.

All directors of our
company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name
Position Held with the Company
Age
      Date First Elected   or
Appointed

Chad DeGroot
      President, Secretary, Treasurer    and
Director
28
October 2, 2003

      Alastair
Anderson
Vice-President and Director

      Vice-President since   November 28, 2003

Business
Experience

The following is a brief
account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Chad
DeGroot, President, Secretary, Treasurer and Director

On October 2, 2003, Mr.
DeGroot was appointed as a director, president, secretary and treasurer of our company. Mr. DeGroot has several years of business management experience specifically in the Internet industry. Mr. DeGroot went to Camosun College from
January 1995 to April 1997 in the business administration program. In January
1997, he started an Internet Service Provider called iNet that provided dial up
Internet access and web hosting services primarily to business clients. By July
1998, broadband Internet services were starting to gain momentum and he sold the business to a local competitor. In August 1998, he started a web hosting company that offered web hosting and e-commerce services to business customers. He managed to build a significant client base before eventually selling the business when the web hosting market became saturated with competitors. In
February 1999, he was recruited by Global Media Corp., an e-commerce and streaming media company as director of technical development. He worked at
Global Media until April 2001 when he left the company to pursue consulting opportunities. In September of 2001, he was hired as Lead Systems Administrator for Acekicker.com, a technical consulting company in Victoria, British Columbia,
Canada that specializes in online gaming. He managed the rollout of 3 co-location facilities and developed several proprietary online gaming software applications until October 2003 when he resigned to pursue business opportunities with Metasun.

Mr. DeGroot currently
spends approximately 60 hours per week providing services to our company, which represents all of his working hours.

Alastair
Anderson, Vice-President and Director

Mr. Anderson joined our
company on November 28, 2003 as vice president and a director. Mr. Anderson is a graphics designer specializing in online applications utilizing development tools such as Macromedia Flash and Director. Mr. Anderson obtained a bachelor of arts from the University of British Columbia while attending the university from
September 1994 to April 1998. The following year, he got a certificate from the
Vancouver Film School in their new media program graduating in July 1999. After completing his schooling, he was hired as senior graphics designer at Global
Media Corp. in August 1999. He worked there until January 2001 and then left to pursue freelance work. Since his employment at Global Media, Alastair has worked on dozens of projects ranging from interactive websites to multimedia presentations and continues to challenge himself in his consulting projects.

Mr. Anderson currently
spends approximately 10 to 20 hours per week providing services to our company, which represents approximately 40% of his working hours as he also works as a freelance multimedia and website development consultant.

Family
Relationships

There are no family
relationships among our directors or officers.

Board and
Committee Meetings

The board of directors of
our company held no formal meetings during the year ended January 31, 2005. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January
31, 2005 our only standing committee of the board of directors was our audit committee.

Audit
Committee

Currently our audit
committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions.
There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2005, there
were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit
Committee Financial Expert

Our board of directors has
determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation
S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule
14A under the Securities Exchange Act of 1934, as amended.

We believe that the members
of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive
officers and control persons have not been involved in any of the following events during the past five years:

1.

       any
      bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

       any
      conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being
      subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being
      found by a court of competent jurisdiction (in a civil action), the
      Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section
16(a) Beneficial Ownership Compliance

Section 16(a) of the
Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and
Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name
    Number of
Late Reports
    Number of
Transactions Not Reported on a Timely Basis
    Failure to
File Requested Forms

Chad DeGroot
1(1)
1(1)
Nil

Alastair Anderson
1(1)
1(1)
Nil

(1)

       The named
      officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

Code of
Ethics

Effective April 20, 2005,
our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary
(being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions.
As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

       honest and
      ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full,
      fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange
      Commission and in other public communications made by us;

3.

       compliance
      with applicable governmental laws, rules and regulations;

4.

       the prompt
      internal reporting of violations of the Code of Business Conduct and
      Ethics to an appropriate person or persons identified in the Code of
Business Conduct and Ethics; and

5.

       accountability for adherence to the Code of Business Conduct and
Ethics.

Our Code of Business
Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of
Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of
Business Conduct and Ethics by another.

Our Code of Business
Conduct and Ethics is filed with the Securities and Exchange Commission as
Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the
Code of Business Conduct and Ethics to any person without charge, upon request.
Requests can be sent to: Metasun Enterprises, Inc., 201 - 1040 West 8th Avenue,
Vancouver, British Columbia, Canada V6H 1C4.

    Item
10.
Executive Compensation.

No executive officer of our
company received an annual salary and bonus that exceeded $100,000 during the year ended January 31, 2005 and for the period from inception (April 11, 2003)
to January 31, 2004. The following table shows the compensation received by our president for the year ended January 31, 2005 and for the period from inception
(April 11, 2003) to January 31, 2004.

SUMMARY COMPENSATION TABLE

Annual Compensation
Long Term Compensation(1)

Awards
Payouts

Name and Principal Position
Year
Salary
Bonus
Other Annual Compen- sation
Securities Underlying Options/ SARs Granted
Restricted Shares or Restricted Share Units
LTIP Payouts
    All
Other Compen- sation

    Chad DeGroot President,  Secretary Treasurer and
Director(2)
2005
$60,340(3) $3,872
Nil Nil
Nil Nil
Nil Nil
Nil Nil
Nil Nil
$15,000(4) Nil

     Alastair Anderson Vice President
and Director(5)
2005 2004
Nil Nil
Nil Nil
Nil Nil
Nil Nil
Nil Nil
Nil Nil
Nil Nil

(1)

The value
      of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)

       Chad
      DeGroot became our president, secretary and treasurer on October 2, 2003.

(3)

       Chad
      DeGroot provides consulting services to our company for a fee of
      CDN$60,340 for the year ended January 31, 2005.

(4)

Chad
      DeGroot provides management services and office premises to our company at no charge. These donated services are valued at CDN$1,000 per month and donated office premises are valued at CDN$250 per month. A total of
      CDN$15,000 was donated during the year ended January 31, 2005.

(5)

       Alastair
      Anderson became our vice president and a director on November 28, 2003.

Stock
Options and Stock Appreciation Rights

From the date of inception
to January 31, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

Compensation Of Directors

We reimburse our directors
for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal period ended January 31, 2005.

We have no formal plan for
compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.
Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment
Contracts and Termination of Employment and Change in Control Arrangements

Other than as set out
below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Our president, Chad
DeGroot, provides management services to our company at no charge. These donated services are valued at CDN$1,000 per month and donated office premises are valued at CDN$250 per month. A total of CDN$15,000 was donated during the year ended January 31, 2005. We also paid Mr. DeGroot a consulting fee of CDN$60,340 during the year ended January 31, 2005.

There are no arrangements
or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.
We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or
arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Pension,
Retirement or Similar Benefit Plans

There are no arrangements
or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

    Item
11.
    Security Ownership of Certain Beneficial Owners and Management
and RelatedStockholder Matters.

The following table sets
forth, as of April 20, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.
Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

    Name and
Address of Beneficial Owner
    Amount and Nature
of Beneficial Ownership
    Percentage of
Class(1)

     Chad DeGroot 201-1040 West 8th Avenue Vancouver,
BC Canada V6H 1C4
27,145,709
49.1%

     Alastair Anderson 111 East 46th Avenue Vancouver,
BC Canada V5W 1Z3
7,984,032
14.5%

Directors and Officers (as a group)
35,129,741
63.6%

    (1)
Based on 55,262,816 shares outstanding as of April 20, 2005.

Changes in
Control

We are unaware of any
contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

    Item
12.
    Certain Relationships and Related Transactions.

Other than as listed below,
we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On October 3, 2003, we
issued 100,000 shares of our common stock at $0.001 per share to Chad DeGroot, our president, secretary, treasurer and director, in a private placement transaction.

On November 28, 2003, we
issued 5,000,000 shares of our common stock at $0.002 per share to Chad DeGroot, our president, secretary, treasurer and director, in a private placement transaction.

On November 28, 2003, we
issued 1,500,000 shares of our common stock at $0.002 per share to Alastair
Anderson, our vice-president and director, in a private placement transaction.

On November 30, 2003, we
issued a $10,000 promissory note to acquire the shares of Metasun Software
Corp., a British Columbia, Canada company, from Chad DeGroot, our president, secretary, treasurer and director. The promissory note bears interest at the rate of prime plus 2% per annum and is due and payable on November 30, 2008.

Our president, Chad
DeGroot, provides management services and office premises to our company. Prior to December 31, 2003, the services were provided at no charge to our company.
These donated services are valued at CDN$1,000 per month and donated office premises are valued at CDN$250 per month. A total of CDN$15,000 was donated during the period ended January 31, 2005.

Consulting fees of
CDN$60,340 were paid to our president, Chad DeGroot, for his services for the year ended January 31, 2005. Mr. DeGroot owes our company $2,023 in advances.
This amount is non-interest bearing, unsecured and is due on demand.

    Item
13.
Exhibits.

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

    10.3

    Subscription Agreement, dated November 28, 2003, between Metasun
      Enterprises, Inc. and Alastair Anderson (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)

    10.4

    Form of
      Subscription Agreement (incorporated by reference from our Form SB-2
      Registration Statement, filed on March 19, 2004)

    10.5

    Share
      Purchase Agreement dated November 30, 2003, between Metasun Enterprises,
      Inc. and Chad DeGroot (incorporated by reference from our Form SB-2
      Registration Statement, filed on March 19, 2004)

    10.6

    Promissory Note dated November 30, 2003, executed by Metasun
      Enterprises, Inc. (incorporated by reference from our Form SB-2/A
      Registration Statement, filed on May 28, 2004)

    10.7

    Co-location and Bandwidth Services Agreement, dated November 12,
      2003, between Metasun Software Corp. and Peer1 Network, Inc. (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28,
2004)

    10.8

    Contract
      Agreement dated April 2004, between Metasun Software Corp. and Acekicker
      Holdings (incorporated by reference from our Form SB-2/A Registration
Statement, filed on May 28, 2004)

    10.9*

    Contract
      Agreement dated September 2004 between Metasun Software Corp. and
Acekicker Holdings

    10.10*

    Contract
      Agreement dated April 2005 between Metasun Software Corp. and Acekicker
Holdings

    14.1*

    Code of
Business Conduct and Ethics

    21.1

    Subsidiaries of Metasun Enterprises,
Inc.

    Metasun
Software Corp. (British Columbia)

    31.1*

    Section
      302 Certifications under Sarbanes-Oxley Act of 2002

    32.1*

    Section
      906 Certifications under Sarbanes-Oxley Act of 2002

* Filed
herewith.

    Item
14.
    Principal Accountants Fees and Services.

Audit
Fees

For the period ended
January 31, 2005 and 2004, the aggregate fees billed by Manning Elliott for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $10,900 and $750, respectively.

Audit
Related Fees

For the period ended
January 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Manning Elliott relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees"
above, were $0 and $0, respectively.

Tax
Fees

For the period ended
January 31, 2005 and 2004, the aggregate fees billed by Manning Elliott for other non-audit professional services, other than those services listed above, totalled $0 and $0, respectively.

We do not use Manning
Elliott for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott to provide compliance outsourcing services.

Effective May 6, 2003, the
Securities and Exchange Commission adopted rules that require that before
Manning Elliott is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

    -

    approved
      by our audit committee (which consists of our entire board of directors);
or

    -

     entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors
pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has
considered the nature and amount of fees billed by Manning Elliott and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott's independence.

SIGNATURES

In accordance with Section
13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METASUN
ENTERPRISES, INC.

/s/ Chad DeGroot

By:
    Chad
      DeGroot President, Secretary, Treasurer and Director (Principal
      Executive Officer, Principal Financial Officer and Principal Accounting
Officer)

Dated:
    April 29,
2005

/s/ Alastair
Anderson

By:
    Alastair
Anderson Vice-President and Director

Dated:
    April 29,
2005

Pursuant to the
requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad DeGroot

By:
    Chad
      DeGroot President, Secretary, Treasurer and Director (Principal
      Executive Officer, Principal Financial Officer and Principal Accounting
Officer)

Dated:
    April 29,
2005

/s/ Alastair
Anderson

By:
    Alastair
Anderson Vice-President and Director

Dated:
    April 29,
2005