Form 10QSB
period 2005-04-30
METASUN ENTERPRISES INC
filed 2005-06-20
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐	No ☒

[APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☐.

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of June 1, 2005, there were 55,262,816 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐     No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Metasun Enterprises, Inc.

(A Development Stage Company)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

	April 30, 2005 $ (unaudited)	January 31, 2005 $ (audited)

ASSETS

Current Assets

Cash	12,893	27,901
Accounts receivable	1,223	1,477

Total Current Assets	14,116	29,378

Property and Equipment (Note 3)	5,870	5,491

Intangible Assets (Note 4)	485	546

Total Assets	20,471	35,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	16,711	15,948
Accrued liabilities	10,497	8,000
Income taxes payable	885	11,076
Due to a related party (Note 5)	12,267	8,689

Total Current Liabilities	40,360	43,713

Deferred Income Tax	56	295

Total Liabilities	40,416	44,008

Stockholders’ Deficit

Common Stock (Note 6) Authorized: 75,000,000 shares, par value $0.001 Issued: 55,262,816 shares	55,263	55,263

Additional Paid-in Capital (Discount)	(45,670)	(45,670)

Donated Capital (Note 5(e))	21,250	17,500

Accumulated Other Comprehensive Income	908	1,051

Deficit Accumulated During the Development Stage	(51,696)	(36,737)

Total Stockholders’ Deficit	(19,945)	(8,593)

Total Liabilities and Stockholders’ Deficit	20,471	35,415

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from April 11, 2003 (Date of Inception) to April 30, 2005 $	For the Three Months Ended April 30, 2005 $	For the Three Months Ended April 30, 2004 $

Revenue
Consulting	128,966	15,674	28,551
License	61,674	5,328	25,734

Total Revenue	190,640	21,002	54,285

Expenses

Advertising	17,855	72	10
Amortization	3,260	793	497
Commission	1,898	–	1,421
Interest on note payable (Note 5(c))	864	152	151
Loss on disposal of property and equipment	295	295	–
Management and consulting services (Note 5(d) and (e))	105,178	15,305	14,791
Office and general	18,088	2,126	4,441
Professional fees	67,893	13,933	18,028
Rent and utilities (Note 5(e))	14,056	2,633	750
Subcontract	1,480	–	–

Total Expenses	230,867	35,309	40,089

Net Income (Loss) Before Income Taxes	(40,227)	(14,307)	14,196

Income Taxes	(11,469)	(652)	(13,810)

Net Income (Loss) for the Period	(51,696)	(14,959)	386

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	908	(143)	(763)

Comprehensive Loss	(50,788)	(15,102)	(377)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		55,263,000	51,795,000

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended April 30, 2005 $	For the Three Months Ended April 30, 2004 $

Cash Flows From Operating Activities

Net income (loss) for the period	(14,959)	386

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	793	497
Donated services and rent	3,750	3,750
Loss on disposal of property and equipment	295	–

Changes in operating assets and liabilities

Accounts receivable	237	(20,628)
Accounts payable and accrued liabilities	3,435	23,480
Income taxes payable	(10,260)	–
Deferred tax	(254)	(44)
Due to related party	3,384	980

Net Cash Provided by (Used In) Operating Activities	(13,579)	8,421

Cash Flows To Investing Activities

Acquisition of property and equipment	(2,829)	–
Proceeds from sale of property and equipment	1,292	–

Net Cash Used in Investing Activities	(1,537)	–

Cash Flows From Financing Activities

Issuance of common stock	–	7,515

Net Cash Provided By Financing Activities	–	7,515

Effect of Exchange Rate Changes on Cash	108	(566)

Increase (Decrease) in Cash and Cash Equivalents	(15,008)	15,370

Cash and Cash Equivalents – Beginning of Period	27,901	13,676

Cash and Cash Equivalents – End of Period	12,893	29,046

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated sustained or significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2005, the Company has a working capital deficiency of $26,244 and has accumulated losses of $51,696 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on July 27, 2004, to register 20,000,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company’s shares trade on the NASD OTC Bulletin Board under the symbol MSUE.

2.	Summary of Significant Accounting Principles
	a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and Metasun Software Corp. All significant intercompany transactions and balances have been eliminated. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”.

b)	Year End

The Company’s fiscal year end is January 31.

c)	Use of Estimates

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

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the three months ended April 30, 2005 sales to a single unaffiliated customer represented 93% of total consulting revenue.

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

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

l)	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At April 30, 2005 and 2004, the only component of comprehensive income was foreign currency translation adjustments.

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

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

o)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	o)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, recognized in the financial statements based on the grant date fair value of the award. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

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

q)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment
		Cost $	Accumulated Amortization $	April 30, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

	Computer hardware	8,178	2,660	5,518	5,106
	Furniture and equipment	528	176	352	385

		8,706	2,836	5,870	5,491

4.	Intangible Assets
		Cost $	Accumulated Amortization $	April 30, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

	Website development costs	636	151	485	546

5.	Related Party Transactions
	a)	An amount of $2,481 (January 31, 2005 - $2,023) in advances is owed by the President of the Company and is non-interest bearing, unsecured and due on demand.
	b)	An amount of $3,884 (January 31, 2005 - $Nil) in expenses paid on behalf of the Company is owed to a significant shareholder of the Company and is non-interest bearing, unsecured and due on demand.

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

5.	Related Party Transactions (continued)
c)

The Company is indebted to the President of the Company for $10,000, which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the period, the Company accrued interest charges of $152, and as at April 30, 2005 accrued interest totals $864. This note was issued as consideration for all the issued and outstanding common stock of Software.

	d)	Consulting fees of $12,305 (2005 - $11,791) were paid to the President of the Company during the period ended April 30, 2005.
e)

The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $3,750 was donated during the period (2005 - $3,750).

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

The are 5 licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $50; (ii) 5 Web Sites: $125; (iii) Server License (unlimited web sites on a single server): $295; (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $695; and (v) In addition to the above licensing options, there is also a developer’s license, which is available for $1,295, which permits MetaTraffic to be licensed and included in another developer’s software royalty fee so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application. This would apply where the products primary purpose was not web traffic analysis. One example would be a content management application that is used to manage web site content. As of April 30, 2005, MetaTraffic has sold $61,674 in gross software licensing fees accumulated since inception.

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

We also plan to increase exposure to our affiliate program which offers a 20% referral fee on all sales of software from referring affiliates who have registered for this program. We will be listing the affiliate program in several affiliate program and webmaster solution directories. We will also be expanding the affiliate marketing text and documentation on the program and boosting its visibility on our website. We anticipate spending $100 to $300 per month marketing our affiliate program. As of June 1, 2005, there are currently 42 affiliates that are members of our affiliate program, although we have not entered into any formal agreements with these parties.

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

Competition Pricing Comparison

Product Name	Product Type	Licensing Fees
SiteLog www.sitelog.com	Script based logging tool	$39.00 for single websites $150.00 for unlimited websites
ASP StatsPro Primal Blue Software	Script based logging tool	$14.95 per single website
WebTrends www.netiq.com	Log analysis software application	$499.00 for Log Analyzer $1999.00 for Log Analyzer, Advanced
DeepMetrix www.deepmetrix.com	Log analysis software application	$895 for single website $2995 for 25 websites (with options in between)
DeepMetrix www.deepmetrix.com	Live statistics service, hosted application (ASP)	$49.95 to $99.95 per month depending on volume of traffic
IndexTools www.indextools.com	Live statistics service, hosted application (ASP)	$19.95 to $49.95 per month depending on volume of traffic
Metasun Software www.metasun.com	Script based logging tool	$50.00 for single website $295.00 for unlimited websites on a single server $695.00 for unlimited websites in a single organization

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $50,788 from inception to April 30, 2005. As of April 30, 2005, we had a working capital deficit of $26,244. We do not expect positive material cash flow from operations in the near term. From October 2003 to the end of April 2005, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan in the twelve month period ended April 30, 2006. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2005, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. From October 2003 to the end of January 2005, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website to be approximately $5,000 each month. At this rate we will be able to maintain our operations until April 30, 2006 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our president. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the year ending January 31, 2005. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $61,674 in revenue from software license sales and $128,966 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. During the three month period ended April 30, 2005 we spent approximately $72 to market our software. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue to develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

We currently do not have any intellectual property rights. If we are unable to protect our “Metasun” trade name and “MetaTraffic” software products, our efforts to increase public recognition of our ”Metasun” brand may be impaired and we may be required to incur substantial costs to protect our name and products.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 69% of our revenue for the three month period ended April 30, 2005. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. In addition, our agreement with AceKicker.com Holdings expires in October of 2005 and we cannot provide any assurances that our agreement with them will be renewed. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

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

We are authorized to issue up to 75,000,000 common shares, of which 55,262,816 are issued and outstanding as of June 1, 2005. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

During the three month period ended April 30, 2005, we generated total revenues of $21,002, which consisted of $15,674 in consulting revenue and $5,328 in revenue from sales of our software. Our consulting revenue was $28,551 and our software revenue was $25,734 for the three months ended April 30, 2004.

Total expenses for the three month period ended April 30, 2005 decreased to $35,309, from $40,089 for the three months ended April 30, 2004. The decrease in expenses was primarily as a result of a decrease in professional fees to $13,933 for the three month period ended April 30, 2005, from $18,028 for the previous period ended April 30, 2004, which represented fees paid to auditors, accountants and lawyers. In addition, expenses associated with management and consulting fees increased to $15,305 for the three month period ended April 30, 2005, from $14,791 for the three month period ended April 30, 2004. Office and general decreased to $2,126 for the three month period ended April 30, 2005, from $4,441 for the three month period ended April 30, 2004. Commission expenses also decreased to nil for the three month period ended April 30, 2005, from $1,421 for the three month period ended April 30, 2004.

Liquidity and Capital Resources

For the period ended April 30, 2005, net cash used in operating activities was $13,579.

At April 30, 2005, we had $12,893 in our bank account and $1,223 in accounts receivable. Also, at April 30, 2005, we had a working capital deficit of $26,244 compared to a working capital deficit of $14,335 as at January 31, 2005.

Net cash provided by financial activities for the period ended April 30, 2005 was nil.

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

We have incurred operating losses since inception, and this is likely to continue into the twelve month period ended April 30, 2006. Management projects that we may require an additional $18,500 to $48,000 to fund our ongoing operating expenditures, working capital requirements for the twelve month period ended April 30, 2006, broken down as follows:

Estimated Funding Required During the 12 Month Period Ended April 30, 2006
Operating expenditures
Marketing	$2,500 - $5,000
General and Administrative	$10,000 - $20,000
Website development costs	$1,000 - $3,000
Working capital	$5,000 - $20,000
Total	$18,500 - $48,000

Our cash on hand as at April 30, 2005 was $12,893. We will require funds to enable us to address our current and ongoing expenses, continue with the marketing and promotion activity connected with the development and marketing of our software and expansion of our website. We anticipate that these funds, together with the revenue that we anticipate generating, will be sufficient to satisfy our minimum cash requirements for the twelve month period ended April 30, 2006. If we require additional monies during fiscal 2006, we plan to raise any such additional capital primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the year ended January 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Future Operations

Our primary objectives in the twelve month period ending April 30, 2006 include further development and expansion of our product line of website software and an increase in software license sales. Management believes that some of the keys to our success include an increased breadth of software solutions for webmasters as well as higher software license sales in order to have less reliance on consulting revenue. We plan on launching at least one new version of our current software and two additional software products within the next twelve months and we plan on slowly increasing our software marketing expenditures.

Software Revenue

Our website commenced selling software on June 15, 2003. In the fall of 2005, we will be releasing v3.0 of MetaTraffic and expect to see an increase in sales. Our sales target is $5,000 per month in software license fees after this release.

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

Promotion

We currently promote our website on the Internet through search engines, link exchanges and paid Internet advertising. Paid Internet advertising includes banner ad placement and sponsored listings on niche portal sites that provide directory style listings of website software. It also includes PPC text link advertising on several search engines. Promotion is designed to attract visitors to the website to download, trial and purchase our software. We have spent approximately $72 on advertising including banner placements and PPC text ads on search engine results.

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

Research and Development

We expect to spend $1,000 to $3,000 developing the website between now and January 31, 2006 to expand the website content to support the new products anticipated for release. We expect the useful life of the website to be three years.

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

Personnel

As of April 30, 2005, our employees include our president, Chad DeGroot, and vice-president, Alastair Anderson. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. We have no other employees. In the twelve months ending April 30, 2006, we plan to increase our total number of permanent employees by three: two programmers and one sales and marketing person. We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, recognized in the financial statements based on the grant date fair value of the award. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In March 2005, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. We will consider SAB 107 during the implementation of SFAS No. 123R.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
3.3	Certificate of Correction (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
3.4*	Certificate of Change
10.1	Subscription Agreement, dated October 3, 2003, between Metasun Enterprises, Inc. and Chad DeGroot (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.2	Subscription Agreement, dated November 28, 2003, between Metasun Enterprises, Inc. and Chad DeGroot (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.3	Subscription Agreement, dated November 28, 2003, between Metasun Enterprises, Inc. and Alastair Anderson (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.4	Form of Subscription Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.5	Share Purchase Agreement dated November 30, 2003, between Metasun Enterprises, Inc. and Chad DeGroot (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.6	Promissory Note dated November 30, 2003, executed by Metasun Enterprises, Inc. (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)
10.7

Co-location and Bandwidth Services Agreement, dated November 12, 2003, between Metasun Software Corp. and Peer1 Network, Inc. (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)

10.8	Contract Agreement dated April 2004, between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)
10.9	Contract Agreement dated September 2004 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)

10.10	Contract Agreement dated April 2005 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
21.1	Subsidiaries of Metasun Enterprises, Inc. Metasun Software Corp. (British Columbia)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Chad DeGroot

By: Chad DeGroot, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: June 20, 2005