Form 10QSB
period 2005-07-31
METASUN ENTERPRISES INC
filed 2005-10-05
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-50903

METASUN ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201-1040 West 8th Avenue, Vancouver, British Columbia, Canada V6H 1C4
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

As of September 1, 2005, there were 55,154,748 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Metasun Enterprises, Inc.

(A Development Stage Company)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

D/ljm/763345.5

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2005 $ (unaudited)	January 31, 2005 $ (audited)
ASSETS

Current Assets

Cash	15,525	27,901
Accounts receivable	5,277	1,477

Total Current Assets	20,802	29,378

Property and Equipment (Note 3)	6,725	5,491

Intangible Assets (Note 4)	458	546

Deferred Income Taxes	39	–

Total Assets	28,024	35,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	36,809	15,948
Accrued liabilities	5,298	8,000
Income taxes payable	1,640	11,076
Due to a related party (Notes 5(a) and (b))	10,468	8,689

Total Current Liabilities	54,215	43,713

Deferred Income Taxes	–	295

Total Liabilities	54,215	44,008

Subsequent Event (Note 6)

Stockholders’ Deficit

Common Stock

Authorized: 75,000,000 shares, par value $0.001
Issued: 55,262,808 shares	55,263	55,263

Additional Paid-in Capital (Discount)	(45,670)	(45,670)

Donated Capital (Note 5(d))	25,000	17,500

Accumulated Other Comprehensive Income	1,110	1,051

Deficit Accumulated During the Development Stage	(61,894)	(36,737)

Total Stockholders’ Deficit	(26,191)	(8,593)

Total Liabilities and Stockholders’ Deficit	28,024	35,415

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from April 11, 2003 (Date of Inception) to July 31, 2005 $	For the Three Months Ended July 31, 2005 $	For the Three Months Ended July 31, 2004 $	For the Six Months Ended July 31, 2005 $	For the Six Months Ended July 31, 2004 $

Revenue
Consulting	144,121	15,155	29,527	30,829	58,078
License	66,314	4,640	16,882	9,968	42,616

Total Revenue	210,435	19,795	46,409	40,797	100,694

Operating Expenses

Advertising	17,855	–	9,805	72	9,815
Amortization	4,088	828	466	1,621	963
Commissions	1,898	–	(11)	–	1,410
Management services (Note 5(c) and (d))	121,814	16,636	28,100	31,941	42,891
Office and general	19,265	1,177	3,527	3,303	7,968
Professional fees	75,497	7,604	13,750	21,537	31,778
Rent and utilities (Note 5(d))	17,023	2,967	2,920	5,600	3,670
Subcontract	1,480	–	–	–	–

Total Operating Expenses	258,920	29,212	58,557	64,074	98,495

Income (Loss) from Operations	(48,485)	(9,417)	(12,148)	(23,277)	2,199

Other Expenses
Interest on note payable (Note 5(c))	(1,022)	(158)	(144)	(310)	(295)
Loss on disposal of property and equipment	(293)	2	–	(293)	–

Net Income (Loss) Before Income Taxes	(49,800)	(9,573)	(12,292)	(23,880)	1,904

Provision for Income Taxes	(12,094)	(625)	(2,038)	(1,277)	(15,848)

Loss for the Period	(61,894)	(10,198)	(14,330)	(25,157)	(13,944)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	1,110	202	1,084	59	321

Comprehensive Loss	(60,784)	(9,996)	(13,246)	(25,098)	(13,623)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		55,263,000	10,358,000	55,263,000	9,731,000

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended July 31, 2005 $	For the Six Months Ended July 31, 2004 $

Cash Flows From (To) Operating Activities

Loss for the period	(25,157)	(13,944)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	1,621	963
Donated services and rent	7,500	7,500
Loss on disposal of property and equipment	293	–
Deferred income taxes	(348)	3

Changes in operating assets and liabilities

Accounts receivable	(3,746)	(11,906)
Accounts payable and accrued liabilities	15,131	40,184
Income taxes payable	(9,490)	–
Due to a related party	1,481	(2,890)

Net Cash Provided by (Used In) Operating Activities	(12,715)	19,910

Cash Flows To Investing Activities

Acquisition of property and equipment	(4,291)	–
Proceeds from sale of property and equipment	1,292	–

Net Cash Used in Investing Activities	(2,999)	–

Cash Flows From Financing Activities

Issuance of common stock	–	7,515

Net Cash Provided By Financing Activities	–	7,515

Effect of Exchange Rate Changes on Cash	81	473

Increase (Decrease) in Cash	(15,633)	27,898

Cash – Beginning of Period	27,901	13,676

Cash – End of Period	12,268	41,574

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated sustained or significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2005, the Company has a working capital deficiency of $33,413 and has accumulated losses of $61,894 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

D/ljm/763345.5

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.  Summary of Significant Accounting Principles (continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

e)	Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, income taxes payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the six months ended July 31, 2005 sales to a single customer represented 88% of total consulting revenue.

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

2.

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

Consulting services consist of support services including server hardware setup and maintenance, server software installation and maintenance, and web programming and debugging. The Company recognizes consulting revenues rateably over the term of the services contract or, if no contract is entered into, when the services are provided.

Licensing revenue consists of revenue from licensing the Company’s software and is recognized when the software has been delivered and there are no significant remaining obligations. The Company recognizes revenue from licensing its software products in accordance with AICPA Statement of Position No. 97-2, as amended, “Software Revenue Recognition” and SAB 104.

l)	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At July 31, 2005 and 2004, the only component of comprehensive income was foreign currency translation adjustments.

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

o)	Advertising

The Company expenses the cost of advertising as incurred.

p)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.  Summary of Significant Accounting Principles (continued

p)	Recent Accounting Pronouncements (continued)

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

q)	Interim Financial Statements

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

r)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment
		Cost $	Accumulated Amortization $	July 31, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

	Computer hardware	9,898	3,508	6,390	5,106
	Furniture and equipment	544	209	335	385

		10,442	3,717	6,725	5,491

4.	Intangible Assets
		Cost $	Accumulated Amortization $	July 31, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

	Website development costs	654	196	458	546

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

5.  Related Party Transactions

a)	An amount of $554 (January 31, 2005 - $2,023) in advances is owed by the President of the Company and is non-interest bearing, unsecured and due on demand.
b)

The Company is indebted to the President of the Company for $10,000, which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the six month period ended July 31, 2005, the Company accrued interest charges of $310, and as at July 31, 2005 accrued interest totals $1,022. This note was issued as consideration for all the issued and outstanding common stock of Software.

c)	Consulting fees of $25,941 (2004 - $11,791) were paid to the President of the Company during the six months ended July 31, 2005.
d)

The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $7,500 was donated during the period (2004 - $7,500).

6.	Subsequent Event
On August 3, 2005, the Company recovered and cancelled 108,068 shares that were previously issued in error.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

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

The are five licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $50; (ii) five Web Sites: $125; (iii) Server License (unlimited web sites on a single server): $295; (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $695; and (v) In addition to the above licensing options, there is also a developer’s license, which is available for $1,295, which permits MetaTraffic to be licensed and included in another developer’s software royalty fee so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application. This would apply where the products primary purpose was not web traffic analysis. One example would be a content management application that is used to manage web site content. As of August 31, 2005, MetaTraffic has sold $61,674 in gross software licensing fees accumulated since inception.

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

D/ljm/763345.5

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

During the three month period ended July 31, 2005, we generated total revenues of $19,795, which consisted of $15,155 in consulting revenue and $4,640 in revenue from license sales of our software. Our consulting revenue was $29,527 and our software revenue was $16,882 for the three months ended July 31, 2004.

Total expenses for the three month period ended July 31, 2005 decreased to $29,212, from $58,557 for the three months ended July 31, 2004. The decrease in expenses was primarily as a result of a decrease in advertising to nil for the three month period ended July 31, 2005, from $9,805 for the previous period ended July 31, 2004; a decrease in management services to $16,636 for the three month period ended July 31, 2005, from $28,100 for the previous period ended July 31, 2004; and a decrease in professional fees to $7,604 for the three month period ended July 31, 2005, from $13,750 for the previous period ended July 31, 2004; which represented fees paid to auditors, accountants and lawyers. In addition, office and general decreased to $1,177 for the three month period ended July 31, 2005, from $3,527 for the three month period ended July 31, 2004.

Liquidity and Capital Resources

For the period ended July 31, 2005, net cash used in operating activities was $12,715.

At July 31, 2005, we had $15,525 in our bank account and $5,277 in accounts receivable. Also, at July 31, 2005, we had a working capital deficit of $33,413 compared to a working capital deficit of $14,335 as at January 31, 2005.

No net cash was provided by financing activities for the period ended July 31, 2005.

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

Future Operations

During the next 12 months we plan to re-assess our business plan, and alternatively seek out other business opportunities capable of increasing stockholder value. As a result of our failure to generate substantial revenues, we have not been satisfied with our business plan or original plan of operation. In an effort to substantiate stockholder value, we are seeking compatible or alternative business opportunities. We can provide no assurance that we will be able to locate any such business opportunities.

We have not totally abandoned our prior business plan. However, we plan to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business either compatible with our initial business plan or a business unrelated to our current business, for example in the oil and gas industry. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, in all likelihood without the experience in matters relating to the business of a target business, will rely upon our own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

- the available technical, financial and managerial resources;

- working capital and other financial requirements; history of operations, if any;

- prospects for the future;

- nature of present and expected competition;

- the quality and experience of management services which may be available and the depth of that management;

- the potential for further research, development, or exploration;

- specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

- the potential for growth or expansion;

- the potential for profit;

- the perceived public recognition or acceptance of products, services, or trades; name identification; and

-other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us may have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Current Report are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms in various industries seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $61,894 from inception to July 31,

2005. As of July 31, 2005, we had a working capital deficit of $33,413. We do not expect positive material cash flow from operations in the near term. From October 2003 to the end of April 2005, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan in the twelve month period ended July 31, 2006. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have only commenced our business operations in April 2003 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on October 2, 2003 consisted primarily of acquiring a software company that had commenced operations in April 2003, and continuing to market the software. On November 30, 2003, we acquired all the outstanding shares in Metasun Software Corp., a British Columbia, Canada company which owns a web statistical tracking software called MetaTraffic and a website at www.metasun.com. Metasun Software Corp. was incorporated on April 11, 2003. The acquisition has been accounted for as a reverse takeover. Metasun Software Corp. started selling the MetaTraffic software in June 2003. We are continuing to develop and expand the software's capabilities. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the software industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development stage of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion in connection with our audited consolidated financial statements.

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2005, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. From October 2003 to the end of July 2005, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website to be approximately $5,000 each month. At this rate we will be able to maintain our operations until July 31, 2006 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our president. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the year ending January 31, 2005. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to change our business operations or discontinue our current business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $66,314 in revenue from software license sales and $144,121 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue to develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our current business, which might result in the loss of some or all of your investment in our common stock. Since we have been unable to generate significant revenues we have decided to reassess our business plan and seek comparable or alternative business opportunities.

We are an insignificant participant in the business of seeking mergers wherein a large number of established and well financed entities are our competitors.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We have no agreement for a business combination or other transaction and have no predetermined standards for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which we will require a Target Company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

A merger with our company will result in a change in control and management.

A business combination involving the issuance of our common stock will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in us. The resulting change in control will likely result in removal of our present officers and directors and a corresponding reduction in or elimination of his participation in our future affairs.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 85% of our revenue for the three month period ended July 31, 2005. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. In addition, our agreement with AceKicker.com Holdings expires in October of 2005 and we cannot provide any assurances that our agreement with them will be renewed. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

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

We are authorized to issue up to 75,000,000 common shares, of which 55,154,748 are issued and outstanding as of September 1, 2005. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.              Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
3.3	Certificate of Correction (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
3.4	Certificate of Change (incorporated by reference from our Form 10-QSB Quarterly Report, filed on June 20, 2005)
10.1	Subscription Agreement, dated October 3, 2003, between Metasun Enterprises, Inc. and Chad DeGroot (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.2	Subscription Agreement, dated November 28, 2003, between Metasun Enterprises, Inc. and Chad DeGroot (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.3	Subscription Agreement, dated November 28, 2003, between Metasun Enterprises, Inc. and Alastair Anderson (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.4	Form of Subscription Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.5	Share Purchase Agreement dated November 30, 2003, between Metasun Enterprises, Inc. and Chad DeGroot (incorporated by reference from our Form SB-2 Registration Statement, filed on March 19, 2004)
10.6	Promissory Note dated November 30, 2003, executed by Metasun Enterprises, Inc. (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)
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

/s/ Chad DeGroot

By:	Chad DeGroot
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated:	October 5, 2005