Form 10QSB
period 2005-10-31
METASUN ENTERPRISES INC
filed 2005-12-21
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of December 6, 2005, there were 55,154,748 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Metasun Enterprises, Inc.

(A Development Stage Company)

Index

Consolidated Balance Sheets.............................................................................................................................	F–1

Consolidated Statements of Operations.......................................................................................................................	F–2

Consolidated Statements of Cash Flows...............................................................................................................................	F–3

Notes to the Consolidated Financial Statements.....................................................................................................................	F–4

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2005 $ (unaudited)	January 31, 2005 $ (audited)
ASSETS

Current Assets

Cash	18,330	27,901
Accounts receivable	3,537	1,477

Total Current Assets	21,867	29,378

Property and Equipment (Note 3)	6,107	5,491

Intangible Assets (Note 4)	434	546

Deferred Income Taxes	185	–

Total Assets	28,593	35,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	38,779	15,948
Accrued liabilities	9,228	8,000
Income taxes payable	3,458	11,076
Due to a related party (Notes 5(a) and (b))	10,554	8,689

Total Current Liabilities	62,019	43,713

Deferred Income Taxes	–	295

Total Liabilities	62,019	44,008

Stockholders’ Deficit

Common Stock

Authorized: 75,000,000 shares, par value $0.001
Issued: 55,154,740 and 55,262,808 shares, respectively	55,155	55,263

Additional Paid-in Capital (Discount)	(45,562)	(45,670)

Donated Capital (Note 5(d))	28,750	17,500

Accumulated Other Comprehensive Income	1,964	1,051

Deficit Accumulated During the Development Stage	(73,733)	(36,737)

Total Stockholders’ Deficit	(33,426)	(8,593)

Total Liabilities and Stockholders’ Deficit	28,593	35,415

The accompanying notes are an integral part of these consolidated financial statements

F–1

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from April 11, 2003 (Date of Inception) to October 31, 2005 $	For the Three Months Ended October 31, 2005 $	For the Three Months Ended October 31, 2004 $	For the Nine Months Ended October 31, 2005 $	For the Nine Months Ended October 31, 2004 $

Revenue
Consulting	163,939	19,818	22,626	50,647	80,704
License	74,172	7,858	5,768	17,826	48,384

Total Revenue	238,111	27,676	28,394	68,473	129,088

Operating Expenses

Advertising	20,617	2,762	6,408	2,834	16,223
Amortization	5,006	918	504	2,539	1,467
Commissions	1,898	–	22	–	1,432
Management services (Note 5(c) and (d))	138,734	16,920	17,859	48,861	60,750
Office and general	23,304	4,039	8,241	7,342	16,209
Professional fees	85,442	9,945	7,694	31,482	39,472
Rent and utilities (Note 5(d))	20,223	3,200	2,627	8,800	6,297
Subcontract	1,480	–	–	–	–

Total Operating Expenses	296,704	37,784	43,355	101,858	141,850

Income (Loss) from Operations	(58,593)	(10,108)	(14,961)	(33,385)	(12,762)

Other Expenses
Interest on note payable (Note 5(c))	(1,184)	(162)	(149)	(472)	(444)
Loss on disposal of property and equipment	(297)	(4)	–	(297)	–

Net Income (Loss) Before Income Taxes	(60,074)	(10,274)	(15,110)	(34,154)	(13,206)

Provision for Income Taxes	(13,659)	(1,565)	2,924	(2,842)	(12,924)

Loss for the Period	(73,733)	(11,839)	(12,186)	(36,996)	(26,130)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	1,964	854	922	922	1,243

Comprehensive Loss	(71,769)	(10,985)	(11,264)	(36,074)	(24,887)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		55,155,000	55,132,000	55,227,000	54,036,000

The accompanying notes are an integral part of these consolidated financial statements

F–2

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended October 31, 2005 $	For the Nine Months Ended October 31, 2004 $

Operating Activities

Loss for the period	(36,996)	(26,130)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	2,539	1,467
Donated services and rent	11,250	11,250
Loss on disposal of property and equipment	297	–
Deferred income taxes	(498)	89

Changes in operating assets and liabilities

Accounts receivable	(1,914)	(1,900)
Accounts payable and accrued liabilities	24,268	11,285
Income taxes payable	(7,925)	16,139
Due to a related party	1,450	(245)

Net Cash Provided by (Used In) Operating Activities	(7,529)	11,955

Investing Activities

Acquisition of property and equipment	(4,291)	(796)
Proceeds from sale of property and equipment	1,292	–

Net Cash Used in Investing Activities	(2,999)	(796)

Financing Activities

Issuance of common stock	–	7,515

Net Cash Provided By Financing Activities	–	7,515

Effect of Exchange Rate Changes on Cash	957	1,243

Increase (Decrease) in Cash	(9,571)	19,917

Cash – Beginning of Period	27,901	13,676

Cash – End of Period	18,330	33,593

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–3

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

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated sustained or significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2005, the Company has a working capital deficiency of $40,152 and has accumulated losses of $73,733 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on July 27, 2004, to register 20,000,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company’s shares trade on the NASD OTC Bulletin Board under the symbol MESU.

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

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, income taxes payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the nine months ended October 31, 2005 sales to a single customer represented 85% of total consulting revenue.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At October 31, 2005 and 2004, the only component of comprehensive income was foreign currency translation adjustments.

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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

r)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment
		Cost $	Accumulated Amortization $	October 31, 2005 Net Carrying Value $ (unaudited)	January 31, 2005 Net Carrying Value $ (audited)

	Computer hardware	10,292	4,505	5,787	5,106
	Furniture and equipment	565	245	320	385

		10,857	4,750	6,107	5,491

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Intangible Assets
		Cost $	Accumulated Amortization $	October 31, 2005 Net Carrying Value $ (unaudited)	January 31, 2005 Net Carrying Value $ (audited)

	Website development costs	680	246	434	546

5.	Related Party Transactions
a)	An amount of $629 (January 31, 2005 - $2,023) in advances is owed by the President of the Company and is non-interest bearing, unsecured and due on demand.
b)

The Company is indebted to the President of the Company for $10,000, which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the nine month period ended October 31, 2005, the Company accrued interest charges of $472, and as at October 31, 2005 accrued interest totals $1,183. This note was issued as consideration for all the issued and outstanding common stock of Software.

c)	Consulting fees of $39,861 (2004 - $40,398) were paid to the President of the Company during the nine months ended October 31, 2005.
d)

The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $11,250 was donated during the period (2004 - $11,250).

6.	Common Stock

On August 3, 2005, the Company recovered and cancelled 108,068 shares of common stock that were previously issued in error.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

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

The are five licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $50; (ii) five Web Sites: $125; (iii) Server License (unlimited web sites on a single server): $295; (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $695; and (v) In addition to the above licensing options, there is also a developer’s license, which is available for $1,295, which permits MetaTraffic to be licensed and included in another developer’s software royalty fee so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application. This would apply where the products primary purpose was not web traffic analysis. One example would be a content management application that is used to manage web site content. As of October 31, 2005, MetaTraffic has sold $74,172 in gross software licensing fees accumulated since inception.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations – Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

During the three month period ended October 31, 2005, we generated total revenues of $27,676, which consisted of $19,818 in consulting revenue and $7,858 in revenue from license sales of our software. During the comparable period in 2005, we generated total revenues of $28,394, which consisted of consulting revenue of $22,626 and software revenue of $5,768 for the three months ended October 31, 2004.

Total operating expenses for the three month period ended October 31, 2005 decreased to $37,784, from $43,355 for the three months ended October 31, 2004. The decrease in expenses was primarily as a result of a decrease in advertising fees to $2,762 for the three month period ended October 31, 2005, from $6,408 for the previous period ended October 31, 2004; a decrease in management fees to $16,920 for the three month period ended October 31, 2005, from $17,859 for the previous period ended October 31, 2004; and an increase in professional fees to $9,945 for the three month period ended October 31, 2005, from $7,694 for the previous period ended October 31, 2004; which represented fees paid to auditors, accountants and lawyers. In addition, office and general expenses decreased to $4,039 for the three month period ended October 31, 2005, from $8,241 for the three month period ended October 31, 2004.

Results of Operations – Nine Months Ended October 31, 2005 Compared to Nine Months Ended October 31, 2004

During the nine month period ended October 31, 2005, we generated total revenues of $68,473, which consisted of $50,647 in consulting revenue and $17,826 in revenue from license sales of our software. During the comparable period in 2005, we generated total revenues of $129,088, which consisted of consulting revenue of $80,704 and software revenue of $48,384 for the nine months ended October 31, 2004.

Total expenses for the nine month period ended October 31, 2005 decreased to $101,858, from $141,850 for the nine months ended October 31, 2004. The decrease in expenses was primarily as a result of a decrease in advertising fees to $2,834 for the nine month period ended October 31, 2005, from $16,223 for the previous period ended October 31, 2004; a decrease in management fees to $48,861 for the nine month period ended October 31, 2005, from $60,750 for the previous period ended October 31, 2004; and a decrease in professional fees to $31,482 for the nine month period ended October 31, 2005, from $39,472 for the previous period ended October 31, 2004; which represented fees paid to auditors, accountants and lawyers. In addition, office and general expenses decreased to $7,342 for the nine month period ended October 31, 2005, from $16,209 for the nine month period ended October 31, 2004.

Liquidity and Capital Resources

For the period ended October 31, 2005, net cash used in operating activities was $7,529.

At October 31, 2005, we had $18,330 in our bank account and $3,537 in accounts receivable. Also, at October 31, 2005, we had a working capital deficiency of $40,152 compared to a working capital deficiency of $14,335 as at January 31, 2005.

No net cash was provided by financing activities for the period ended October 31, 2005.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

-	the available technical, financial and managerial resources;
-	working capital and other financial requirements; history of operations, if any;
-	prospects for the future;
-	nature of present and expected competition;
-	the quality and experience of management services which may be available and the depth of that management;
-	the potential for further research, development, or exploration;
-	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
-	the potential for growth or expansion;
-	the potential for profit;
-	the perceived public recognition or acceptance of products, services, or trades; name identification; and
-	other relevant factors.

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

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of our company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. Any merger or acquisition effected by us may have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Quarterly Report are advised to determine if we have subsequently filed a Form 8-K.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $71,769 from inception to October 31, 2005. As of October 31, 2005, we had a working capital deficit of $40,152. We do not expect positive material cash flow from operations in the near term. From October 2003 to the end of October 2005, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan in the twelve month period ended October 31, 2006. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2005, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. From October 2003 to the end of October 2005, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website to be approximately $5,000 each month. At this rate we will be able to maintain our operations until October 31, 2006 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our president. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the year ending January 31, 2005. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to change our business operations or discontinue our current business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $74,172 in revenue from software license sales and $163,939 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue to develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our current business, which might result in the loss of some or all of your investment in our common stock. Since we have been unable to generate significant revenues we have decided to reassess our business plan and seek comparable or alternative business opportunities.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 85% of our revenue for the three month period ended October 31, 2005. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. In addition, our agreement with AceKicker.com Holdings expires in October of 2005 and we cannot provide any assurances that our agreement with them will be renewed. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

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

We are authorized to issue up to 75,000,000 common shares, of which 55,154,740 are issued and outstanding as of December 6, 2005. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.8	Contract Agreement dated April 2004, between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)
10.9	Contract Agreement dated September 2004 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)

10.10	Contract Agreement dated April 2005 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
21.1*	Subsidiaries of Metasun Enterprises, Inc.
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Chad DeGroot

By:	Chad DeGroot
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated:	December 20, 2005