Form 10KSB
period 2006-01-31
METASUN ENTERPRISES INC
filed 2006-04-26
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  000-50903

METASUN ENTERPRISES, INC.
(Name of small business issuer in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 - 1040 West 8th Avenue Vancouver, British Columbia, Canada	V6H 1C4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 739-1048

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [	]

State issuer's revenues for its most recent fiscal year.  $91,086

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

28,009,039 common shares @ $5.65(1) = $158,251,070.35.

(1) Average of bid and ask closing prices on April 20, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes [ ]   No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

55,154,740 common shares issued and outstanding as of April 20, 2006.

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

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I

Item 1.	Description of Business.

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

The are five licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $50; (ii) five Web Sites: $125; (iii) Server License (unlimited web sites on a single server): $295; and (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $695. In addition to the above licensing options, there is also a developer’s license, which is available for $1,295, which permits MetaTraffic to be licensed and included in another developer’s software royalty fee so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application. This would apply where the products primary purpose was not web traffic analysis. One example would be a content management application that is used to manage web site content. As of January 31, 2006, MetaTraffic has sold $78,279 in gross software licensing fees accumulated since inception.

In addition to a license to use the software, license holders receive free installation support via e-mail, which is currently provided by our president, Chad DeGroot. All of the software licenses are available for purchase through our website, www.metasun.com.

In addition to selling software, Metasun also offers technical consulting services for custom enterprise hosting solutions and web application development for small to medium sized companies. In conjunction with the strategic partners in our affiliate program, Metasun can provide a full end-to-end web presence including design, web development, web programming, and online marketing. The technical consulting services that we provide are specifically for web application development that uses Microsoft technologies. We refer all non-technical services that do not fit into web application development onto our strategic partners, with whom we do not have any formal arrangements at present. Web application development includes web software programming and database design in support of the software. Chad DeGroot, our president, provides the web application development consulting services.

MetaTraffic distinguishes licensing based on the usage of the software depending on whether it is for commercial or personal and non-profit use. Our rationale is that commercial users can more likely afford to pay for the software, whereas personal and non-profit users generally cannot. We are of the view that by getting as many users as possible using the software, this improves the overall quality of the product (through feedback) and increases the number of people with familiarity of the product. It is the belief of management that this increased awareness has resulted in increased sales and will continue to do so in the future. However, due to technical reasons inherent to the software programming language and platform, there is limited ability to track and determine how the software is being used without hindering the software’s compatibility with the most web servers possible.

The types of companies that have purchased and may purchase the various licenses available will vary widely. Single web site license: individual or small business with a single web site; five web site license: individual, small business to medium size business with three to five web sites; server / enterprise license: small to medium size business with more than five web sites they host, manage or own (often web hosting or web development companies would purchase this licensing type); and the developer license: software companies who wish to include MetaTraffic and distribute it royalty free in their application.

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

Current and Anticipated Sources of Revenue

We currently have two main sources of revenue. These consist of software license sales from our flagship software product MetaTraffic and consulting services. To date approximately 70% of this revenue has been attributed to consulting; the remaining from software license sales. In the future, we expect to have a larger percentage of our revenue derived from software sales as a result of our focus on expanding this area of our business.

We are currently developing v3.0 of MetaTraffic. We hope to increase software license sales significantly with the launch of this new product with a more stable and feature rich product offering coupled with increased marketing efforts.

Consulting revenue currently represents the majority of our revenue. This is derived from a technical consulting contract with Acekicker.com Holdings, a company located in Victoria, British Columbia, Canada. We provide Acekicker with a variety of technical services including site management, web programming and system/network administration. For the year ended January 31, 2006, we earned approximately CDN$69,113 in consulting revenue from our Acekicker contract. This contract involves a variety of work but primarily involves systems administration and web application development. The exact amount attributed to each of the services varies from month to month. Chad DeGroot provides all services relating to the Acekicker contract. The contract with Acekicker was extended to April 2006.

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

We plan to increase marketing expenditures with pay per click (PPC) advertising on Google, Overture, Kanoodle and other PPC advertising networks yet to be identified. PPC represents the majority of Internet advertising spending today as it is performance based and payment is based solely on qualifying click-throughs to the advertiser's website. In addition to PPC advertising, we will also be purchasing banner ad spots on several different website application directory sites including Aspin.com and hotscripts.com. Finally, we will be integrating a reciprocal link exchange application into www.metasun.com in order to increase reciprocal links and boost Metasun's rankings in the search engines.

We also plan to increase exposure to our affiliate program which offers a 20% referral fee on all sales of software from referring affiliates who have registered for this program. We will be listing the affiliate program in several affiliate program and webmaster solution directories. We will also be expanding the affiliate marketing text and documentation on the program and boosting its visibility on our website. We anticipate spending $100 to $300 per month marketing our affiliate program. As of March 31, 2006, there are currently 45 affiliates that are members of our affiliate program, although we have not entered into any formal agreements with these parties.

We temporarily reduced our promotional efforts in order to focus on development of the next version of MetaTraffic. After the software is launched, we plan to resume online advertising and increase spending to approximately $500 to $750 a month.

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

Employees

Our president, secretary, treasurer and director, Chad DeGroot, is the only employee of our company. He handles all of the responsibilities in the area of corporate administration, business development and research. Chad DeGroot provides all corporate administration, business development and research services. He also provides 100% of the product development, web site maintenance and development, and support services.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $85,455 from inception to January 31, 2006. As of January 31, 2006, we had a working capital deficit of $47,245. We do not expect positive material cash flow from operations in the near term. From October 2003 to the end of January 2006, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan in the year ended January 31, 2007. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;
•	we incur delays and additional expenses as a result of technology failure;
•	we are unable to create a substantial market for our products; or
•	we incur any significant unanticipated expenses.

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

We have a limited operating history. Our operating activities since our incorporation on October 2, 2003 consisted primarily of acquiring a software company that had commenced operations in April, 2003, and continuing to market the software. On November 30, 2003, we acquired all the outstanding shares in Metasun Software Corp., a British Columbia, Canada company which owns a web statistical tracking software called MetaTraffic and a website at www.metasun.com. Metasun Software Corp. was incorporated on April 11, 2003. The acquisition has been accounted for as a reverse takeover. Metasun Software Corp. started selling the MetaTraffic software in June 2003. We are continuing to develop and expand the software's capabilities. Our prospects are subject to the risks and expenses encountered by start-up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the software industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development stage of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion in connection with our audited consolidated financial statements.

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2006, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. From October 2003 to the end of January 2006, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $4,500 to $10,000 for the 12 month period ending January 31, 2007), to be approximately $5,000 each month. At this rate we will be able to maintain our operations until January 31, 2007 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our president. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the year ending January 31, 2006. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $78,279 in revenue from software license sales and $182,445 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. During the year ended January 31, 2006 we spent approximately $0 to expand our website and a further $950 to market our software. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue to develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

•	a hardware or software error, failure or crash,
•	a power or telecommunications failure,
•	human error, or
•	a fire, flood or other natural disaster.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 83% of our revenue for the year ended January 31, 2006. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. In addition, our agreement with AceKicker.com Holdings expires in April of 2006 and we cannot provide any assurances that our agreement with them will be renewed. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

We depend on our director and officer, Chad DeGroot. If we cannot hire and retain qualified personnel to replace this individual if he leaves our company then we might be forced to discontinue our operations.

Since our incorporation on October 2, 2003, our president, secretary, treasurer and director, Chad DeGroot, has handled all of the responsibilities in the area of corporate administration, business development and research. In addition, Mr. DeGroot has also provided us with capital raising services. The loss of the services of Mr. DeGroot, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any of these directors, executives, or key personnel for our benefit. If they sell all or most of their shares of common stock, they may no longer have an incentive to remain with us, which would damage our business.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 49.1% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 75,000,000 common shares, of which 55,154,740 are issued and outstanding as of April 20, 2006. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

Our executive and head office is located at 201 - 1040 West 8th Avenue, Vancouver, British Columbia, Canada V6H 1C4. The office is provided to us at CDN$363 per month paid to Mr. DeGroot and is located in his residence. An additional $250 per month is donated by Mr. DeGroot towards office rent. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended January 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on November 12, 2004 and trade under the symbol “MESU.OB” Since November 12, 2004, our common shares have not traded.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On April 20, 2006, the shareholders' list of our common shares showed 10 registered shareholders and 55,154,740 shares outstanding.

Recent Sales of Unregistered Securities

On October 3, 2003, we issued 532,269 common shares to Chad DeGroot at an offering price of $0.000188 per share for gross offering proceeds of $100 in an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Chad DeGroot is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by Metasun, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and, accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On November 28, 2003, we issued 26,613,441 shares to Chad DeGroot at an offering price of $0.0004 per share for gross offering proceeds of $10,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Chad DeGroot is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by Metasun, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and, accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On November 28, 2003, we issued 7,984,033 shares to Alastair Anderson at an offering price of $0.0004 per share for gross offering proceeds of $3,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Alastair Anderson is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by Metasun, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and, accordingly, we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

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

On January 11, 2005, our issued and outstanding common shares were split on a 5.322687957 for 1 basis. All common shares figures in this document refer to post-split common shares numbers unless otherwise indicated.

On January 12, 2005, we issued 25,000 common shares to an accredited investor in consideration of consulting services of $50 rendered to our company in connection with obtaining a quotation on the NASD OTC Bulletin Board.

Equity Compensation Plan Information

As at January 31, 2006, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2006.

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

Results of Operations

For the Year Ended January 31, 2006

The period covered by our audited financial statements is from the incorporation date of our subsidiary, Metasun Software Corp., on April 11, 2003 to January 31, 2006 during which we had minimal operations and generated minimal revenue. For the year ending January 31, 2006, we generated $91,086 in revenue. This revenue consisted of consulting fees paid to us by corporate clients for whom we provide system administration services as well as from software sales. Of our revenue, $69,153 came from consulting fees and $21,933 came from software sales. For this period our operating expenses totalled $139,573.

As we expand our software line and increase marketing of our website, we intend to increase our software sales such that it represents a more significant portion of our revenue. Management believes this to be the most scalable aspect of our business and will represent the focus of future marketing efforts.

Out of the total expenses, $59,871 were consulting fees paid to our president, and another $15,000 were donated management services and donated office rent from our president. Mr. DeGroot is prepared to continue to donate services and office space to us for the foreseeable future.

Professional fees were $34,023 represented by fees paid to auditors, accountants and lawyers. Professional fees decreased from $49,260 for the period ending January 31, 2005 to $34,023 for the year ended January 31, 2006. Amortization increased from $2,164 for the period ending January 31, 2005 to $3,492 for the year ending January 31, 2006. Selling, general and administrative expenses decreased from $108,115 for the year ending January 31, 2005 to $88,242 for the year ending January 31, 2006. This decrease is primarily due to the reduction in our promotional efforts in order to focus on the development of the next version of MetaTraffic.

For the Year Ended January 31, 2005

For the year ending January 31, 2005, we generated $150,243 in revenue. This revenue consisted of consulting fees paid to us by corporate clients for whom we provide system administration services as well as from software sales. Of our revenue, $97,808 came from consulting fees and $52,435 came from software sales. For this period our operating expenses totalled $173,944, which also consisted of organizational costs for incorporating our company.

As we expand our software line and increase marketing of our website, we intend to increase our software sales such that it represents a more significant portion of our revenue. Management believes this to be the most scalable aspect of our business and will represent the focus of future marketing efforts.

Out of the total expenses, $60,340 were consulting fees paid to our president, and another $15,000 were donated management services and donated rent from our president. Mr. DeGroot is prepared to continue to donate services and office rent to us for the foreseeable future.

Liquidity and Capital Resources

For the year ended January 31, 2006, net cash used in operating activities was $9,269. At January 31, 2006, we had $16,682 cash on hand and $1,415 in accounts receivable. At end of January 2006, we had a working capital deficiency of $47,245. For the year ended January 31, 2005, net cash provided by operating activities was $7,552 and at January 31, 2005, we had $27,901 cash on hand and $1,477 in accounts receivable. At the end of January 2005, we had a working capital deficiency of $14,335.

Net cash provided by financing activities for the year ended January 31, 2006 was $Nil. Non-cash transactions for the period since inception were $10,000 and is related to a note payable for the acquisition of Metasun Software.

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

We have incurred operating losses since inception, and this is likely to continue into the year ended January 31, 2007. Management projects that we may require an additional $18,500 to $48,000 to fund our ongoing operating expenditures and working capital requirements for the year ended January 31, 2007, broken down as follows:

Estimated Funding Required During the Year Ended January 31, 2007
Operating expenditures
Marketing	$2,500 - $5,000
General and Administrative	$10,000 - $20,000
Website development costs	$1,000 - $3,000
Working capital	$5,000 - $20,000
Total	$18,500 - $48,000

Our cash on hand as at January 31, 2006 was $16,682. These funds will enable us to address our current and ongoing expenses, continue with the marketing and promotion activity connected with the development and marketing of our software and expansion of our website. We anticipate that these funds, together with the revenue that we anticipate generating, will be sufficient to satisfy our minimum cash requirements for the twelve month period ended January 31, 2007. If we require any additional monies during fiscal 2007, we plan to raise any such additional capital primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended January 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Future Operations

Our primary objectives in the twelve month period ending January 31, 2007 include further development and expansion of our product line of website software and an increase in software license sales. Management believes that some of the keys to our success include an increased breadth of software solutions for webmasters as well as higher software license sales in order to have less reliance on consulting revenue. We plan on launching at least one new version of our current software and we plan on slowly increasing our software marketing expenditures.

Software Revenue

Our website commenced selling software on June 15, 2003. In November, 2005, we released version 2.2 of MetaTraffic. With the anticipated release of MetaTraffic 3.0 in 2006, we hope to meet the target of $5,000 per month in software license fees.

The software is being sold through an e-commerce provider called Share-It. Share-It charge a percentage fee for handling the credit card transactions which ranges from 7 to 13% depending on the gross sale of the transaction. This is paid monthly on the 15th of every month for the prior month's sales via bank wire transfer. Billing for consulting services is done on the 24th of each month, for that month's monthly retainer fee and is paid on the last day of the month via check.

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

We temporarily suspended our promotional efforts in order to focus on development of version 3 of MetaTraffic. We resumed online advertising in 2005 on Google and increased spending to approximately $75 a month.

Research and Development

We expect to spend a further $1,000 to $3,000 developing the website between now and January 31, 2007 to expand the website content to support the version of MetaTraffic anticipated for release. We expect the useful life of the website to be three years.

Development of the current version of MetaTraffic took place from September 2002 until November 2006 with approximately 1,000 hours spent by our president, Chad DeGroot. No outside help was solicited for the current version. We have not incurred any specific expenses related to the development of the MetaTraffic software.

Development of MetaTraffic 3.0 began in February 2005 and development is still underway. Approximately 400 hours has been invested by Chad DeGroot in developing the new version of MetaTraffic. Outside help is being solicited for interface design and programming services. This new version is expected to be competitive for one year before a major upgrade is required.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of January 31, 2006, our sole employee is our president, Chad DeGroot. He handles all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. We have no other employees. In the twelve months ending January 31, 2007, we do not plan to increase our total number of employees.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on our company’s results of operations or financial position.

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

Website Development Costs

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs we follow the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over four years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expenses as incurred.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

Our company’s functional currency is the Canadian dollar. The financial statements of our company are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

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

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders’ Equity

Notes to the Consolidated Financial Statements

CHARTERED ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Metasun Enterprises, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Metasun Enterprises, Inc. (A Development Stage Company) as of January 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from April 11, 2003 (Date of Inception) to January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metasun Enterprises, Inc. (A Development Stage Company), as of January 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from April 11, 2003 (Date of Inception) to January 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

Vancouver, Canada

April 21, 2006

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2006 $	January 31, 2005 $
ASSETS

Current Assets

Cash	16,682	27,901
Accounts receivable	1,415	1,477

Total Current Assets	18,097	29,378

Property and Equipment (Note 3)	5,704	5,491

Intangible Assets (Note 4)	401	546

Total Assets	24,202	35,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	52,810	15,948
Accrued liabilities	–	8,000
Income taxes payable	–	11,076
Due to a related party (Note 5)	12,532	8,689

Total Current Liabilities	65,342	43,713

Deferred Income Taxes	–	295

Total Liabilities	65,342	44,008

Stockholders’ Deficit

Common Stock

Authorized: 75,000,000 shares, par value $0.001
Issued: 55,154,740 and 55,262,808 shares, respectively	55,155	55,263

Additional Paid-in Capital (Discount)	(45,562)	(45,670)

Donated Capital	32,500	17,500

Accumulated Other Comprehensive Income	2,222	1,051

Deficit Accumulated During the Development Stage	(85,455)	(36,737)

Total Stockholders’ Deficit	(41,140)	(8,593)

Total Liabilities and Stockholders’ Deficit	24,202	35,415

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Accumulated from April 11, 2003 (Date of Inception) to January 31, 2006 $	For the Year Ended January 31, 2006 $	For the Year Ended January 31, 2005 $

Revenue
Consulting	182,445	69,153	97,808
License	78,279	21,933	52,435

Total Revenue	260,724	91,086	150,243

Operating Expenses

Amortization	5,959	3,492	2,164
Foreign exchange	4,889	1,733	3,156
Professional fees	87,983	34,023	49,260
Rent and utilities	26,603	12,083	11,249
Selling, general and administrative	208,985	88,242	108,115

Total Operating Expenses	334,419	139,573	173,944

Loss from Operations	(73,695)	(48,487)	(23,701)

Other Income (Expense)
Gain on settlement of debt	399	399	–
Interest on note payable (Note 5(b))	(1,358)	(646)	(602)
Loss on disposal of property and equipment	(300)	(300)	–

Net Loss Before Income Taxes	(74,954)	(49,034)	(24,303)

Provision for Income Taxes	(10,501)	316	(8,672)

Net Loss	(85,455)	(48,718)	(32,975)

Other Comprehensive Income

Foreign currency translation adjustments	2,222	1,171	994

Comprehensive Loss	(83,233)	(47,547)	(31,981)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		55,209,000	54,302,000

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated from April 11, 2003 (Date of Inception) to January 31, 2006 $	For the Year Ended January 31, 2006 $	For the Year Ended January 31, 2005 $

Operating Activities

Net Loss	(85,455)	(48,718)	(32,975)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	5,959	3,492	2,164
Donated services and rent	32,500	15,000	15,000
Loss on disposal of property and equipment	300	300	–
Gain on settlement of debt	(399)	(399)	–
Deferred income taxes	(26)	(316)	140
Shares issued for services	50	–	50

Changes in operating assets and liabilities

Accounts receivable	(1,095)	171	3,875
Accounts payable and accrued liabilities	52,177	29,392	14,371
Income taxes payable	(768)	(11,389)	10,621
Due to a related party	1,163	3,198	(5,694)

Net Cash Provided by (Used In) Operating Activities	4,406	(9,269)	7,552

Investing Activities

Acquisition of property and equipment	(12,241)	(4,651)	(1,961)
Proceeds from sale of property and equipment	1,292	1,292	–
Website development costs	(641)	–	(399)

Net Cash Used in Investing Activities	(11,590)	(3,359)	(2,360)

Financing Activities

Cash received in reverse acquisition	13,100	–	–
Issuance of common stock	7,592	–	7,515

Net Cash Provided By Financing Activities	20,692	–	7,515

Effect of Exchange Rate Changes on Cash	3,174	1,409	1,518

Increase (Decrease) in Cash	16,682	(11,219)	14,225

Cash – Beginning of Period	–	27,901	13,676

Cash – End of Period	16,682	16,682	27,901

Non-cash Investing and Financing Activities

Shares issued for services	50	–	50
Issuance of promissory note payable for acquisition of subsidiary	10,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Metasun Enterprises, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

From April 11, 2003 (Date of Inception) to January 31, 2006

(Expressed in U.S. dollars)

						Deficit
			Additional		Accumulated	Accumulated
			Paid-in		Other	During the
			Capital	Donated	Comprehensive	Development
	Shares	Amount	(Discount)	Capital	Income	Stage	Total
	#	$	$	$	$	$	$

Balance – April 11, 2003 (Date of Inception)	–	–	–	–	–	–	–

Stock issued for cash	100,000	77	–	–	–	–	77

Adjustments for reverse acquisition

- elimination of shares of Metasun Software Corp.	(100,000)	(77)	–	–	–	–	(77)

- add issued shares of Metasun Enterprises, Inc.	35,129,741	35,130	(33,102)	–	–	–	2,028

Donated services and rent	–	–	–	2,500	–	–	2,500

Foreign currency translation	–	–	–	–	57	–	57

Net loss for the period	–	–	–	–		(3,762)	(3,762)
							(
Balance – January 31, 2004	35,129,741	35,130	(33,102)	2,500	57	(3,762)	823

Stock issued for cash	20,000,000	20,000	(12,485)	–	–	–	7,515

Stock issued for services	133,067	133	(83)	–	–	–	50

Donated services and rent	–	–	–	15,000	–	–	15,000

Foreign currency translation	–	–	–	–	994	–	994

Net loss for the year	–	–	–	–	–	(32,975)	(32,975)

Balance – January 31, 2005	55,262,808	55,263	(45,670)	17,500	1,051	(36,737)	(8,593)

Cancellation of common stock	(108,068)	(108)	108	–	–	–	–

Donated services and rent	–	–	–	15,000	–	–	15,000

Foreign currency translation	–	–	–	–	1,171	–	1,171

Net loss for the year	–	–	–	–	–	(48,718)	(48,718)

Balance – January 31, 2006	55,154,740	55,155	(45,562)	32,500	2,222	(85,455)	(41,140)

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

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated sustained or significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2006, the Company has a working capital deficiency of $47,245 and has accumulated losses of $85,455 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

F-6

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Principles (continued)

e)	Financial Instruments/Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the year ended January 31, 2006, sales to a single customer represented 83% (2005 – 56%) of total consulting revenue.

f)	Property and Equipment

Property and equipment consists of computer hardware and furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are being amortized on a straight-line basis over their estimated lives of three years and five years, respectively.

g)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, “Accounting for Website Development Costs”.

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

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

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

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Principles (continued)

k)	Revenue Recognition (continued)

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

The Company continually monitors timely payments and assesses any collection issues regarding accounts receivable. Any significant customer accounts that are not expected to be collected are excluded from revenues.

l)	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At January 31, 2006 and 2005, the only component of comprehensive income was foreign currency translation adjustments.

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

The Company expenses the cost of advertising as incurred. Advertising costs were $3,797 (2005 - $16,709) for the year ended January 31, 2006.

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

3.	Property and Equipment
		Cost $	Accumulated Amortization $	January 31, 2006 Net Carrying Value $	January 31, 2005 Net Carrying Value $

	Computer hardware	10,549	5,497	5,052	5,106
	Furniture and equipment	951	299	652	385

		11,500	5,796	5,704	5,491

4.	Intangible Assets
		Cost $	Accumulated Amortization $	January 31, 2006 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Website development costs		697	296	401	546

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

5.       Related Party Transactions

a)

At January 31, 2006, an amount of $1,174 for outstanding consulting fees and for expenses paid on behalf of the Company is owed to the President of the Company. The amount is non-interest bearing, unsecured and due on demand.

b)

The Company is indebted to the President of the Company for $10,000, which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the year ended January 31, 2006, the Company accrued interest charges of $646, and as at January 31, 2006 accrued interest totals $1,358. This note was issued as consideration for all the issued and outstanding common stock of Metasun Software Corp.

c)	Consulting fees of $59,871 (2005 - $60,340) were paid to the President of the Company during the year ended January 31, 2006.

d)

The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $15,000 (2005 - $15,000) was charged to operations during the year and recorded as donated capital.

6.	Common Stock

a)

On August 3, 2005, the Company cancelled 108,068 shares of common stock that were previously issued in error. The cancelled shares related to the issuance of common shares for services referred to in note 6(c) below.

b)

On January 6, 2005, the Company affected a forward stock split on a 5.322687957 new shares for one old share basis as approved by the directors of the Company. All share amounts have been retroactively adjusted for all periods presented.

c)	On January 3, 2005, the Company issued 133,067 shares of its common stock at $0.0004 per share (split adjusted) for consulting services valued at $50. Refer to note 6(a) above.

d)	On February 15, 2004, the Company issued 20,000,000 shares of its common stock at $0.0004 per share (split adjusted) for cash proceeds of $7,515.

7.	Income Taxes

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net U.S. operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. operating losses carried forward in future years. The Company has U.S. tax losses of approximately $73,000 to offset future years taxable income expiring in fiscal 2024.

Income tax expense for the years ended January 31, 2006 and 2005 was as follows:

	For the Year Ended January 31, 2006 $	For the Year Ended January 31, 2005 $

Current
Canadian	–	8,532
United States	–	–

Deferred:
Canadian	(316)	140
United States	–	–

Total income tax expense	(316)	8,672

Metasun Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

7.	Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States

Statutory federal income tax rate	35.6%	35.0%
Change in valuation allowance	(35.6%)	(35.0%)

Total income tax expense	–	–

The deferred tax assets and liabilities as at January 31, 2006 and 2005 were as follows:

	2006 $	2005 $

Deferred tax assets
- Net operating loss carryforwards	25,442	13,724
- Book and tax depreciation timing differences	237	–
- Less valuation allowance	(25,679)	(13,724)

Net deferred tax assets	–	–

Deferred tax liability
- Book and tax depreciation timing differences	–	(295)

Net deferred tax asset (liability)	–	(295)

When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At January 31, 2006, a valuation allowance of $25,679 was provided to reduce deferred tax assets to nil.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being January 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.	Other Information.

Not applicable.

PART III

9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance	with Section 16(a) of the Exchange Act.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chad DeGroot	President, Secretary, Treasurer and Director	29	October 2, 2003

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

Chad DeGroot, President, Secretary, Treasurer and Director

On October 2, 2003, Mr. DeGroot was appointed as a director, president, secretary and treasurer of our company. Mr. DeGroot has several years of business management experience specifically in the Internet industry. Mr. DeGroot went to Camosun College from January 1995 to April 1997 in the business administration program. In January 1997, he started an Internet Service Provider called iNet that provided dial up Internet access and web hosting services primarily to business clients. By July 1998, broadband Internet services were starting to gain momentum and he sold the business to a local competitor. In August 1998, he started a web hosting company that offered web hosting and e-commerce services to business customers. He managed to build a significant client base before eventually selling the business when the web hosting market became saturated with competitors. In February 1999, he was recruited by Global Media Corp., an e-commerce and streaming media company as director of technical development. He worked at Global Media until April 2001 when he left the company to pursue consulting opportunities. In September of 2001, he was hired as Lead Systems Administrator for Acekicker.com, a technical consulting company in Victoria, British Columbia, Canada that specializes in online gaming. He managed the rollout of three co-location facilities and developed several proprietary online gaming software applications until October 2003 when he resigned to pursue business opportunities with our company. Mr. DeGroot currently spends approximately 60 hours per week providing services to our company, which represents all of his working hours.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held no formal meetings during the year ended January 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2006 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chad DeGroot	Nil	Nil	Nil

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Metasun Enterprises, Inc., 201 – 1040 West 8th Avenue, Vancouver, British Columbia, Canada V6H 1C4.

Item 10.	Executive Compensation.

No executive officer of our company received an annual salary and bonus that exceeded $100,000 during the years ended January 31, 2006, January 31, 2005 and for the period from inception (April 11, 2003) to January 31, 2004. The following table shows the compensation received by our president for the years ended January 31, 2006, January 31, 2005 and for the period from inception (April 11, 2003) to January 31, 2004.

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation			Long Term Compensation (1)			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation (1)	Awards		Payouts
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Chad DeGroot President, Secretary, Treasurer and Director(2)	2006 2005 2004	$59,871(3) $60,340(5) $3,872	Nil Nil Nil	Nil Nil $2,548	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$15,000(4) $15,000(6) Nil
Alastair Anderson Vice President and Director(7)	20062005 2004	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
(1)

The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Chad DeGroot became our president, secretary and treasurer on October 2, 2003.
(3)	Chad DeGroot provided consulting services to our company for a fee of CDN$59,871 for the year ended January 31, 2006.
(4)

Chad DeGroot provides management services and office premises to our company at no charge. These donated services are valued at CDN$1,000 per month and donated office premises are valued at CDN$250 per month. A total of CDN$15,000 was donated during the year ended January 31, 2006.

(3)	Chad DeGroot provided consulting services to our company for a fee of CDN$60,340 for the year ended January 31, 2005.
(4)

Chad DeGroot provides management services and office premises to our company at no charge. These donated services are valued at CDN$1,000 per month and donated office premises are valued at CDN$250 per month. A total of CDN$15,000 was donated during the year ended January 31, 2005.

(7)	Alastair Anderson became our vice president and a director on November 28, 2003 and resigned from these positions on December 16, 2005.

Stock Options and Stock Appreciation Rights

From the date of inception to January 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal period ended January 31, 2006.

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

Our president, Chad DeGroot, provides management services to our company at no charge. These donated services are valued at CDN$1,000 per month and donated office premises are valued at CDN$250 per month. A total of CDN$15,000 was donated during the year ended January 31, 2006. We also paid Mr. DeGroot a consulting fee of CDN$59,871 during the year ended January 31, 2006.

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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

The following table sets forth, as of April 20, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Alastair Anderson 111 East 46th Avenue Vancouver, BC Canada V5W 1Z3	7,984,033	14.48%
Brown Brothers Harriman & Co. 140 Broadway New York, NY 10005	5,588,824	10.13%
Chad DeGroot 201-1040 West 8th Avenue Vancouver, BC Canada V6H 1C4	27,145,710	49.22%
Directors and Officers (as a group)	27,145,710	49.22%

(1)	Based on 55,154,740 shares outstanding as of April 20, 2006.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

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

On November 28, 2003, we issued 1,500,000 shares of our common stock at $0.002 per share to Alastair Anderson, our former vice-president and director, in a private placement transaction.

On November 30, 2003, we issued a $10,000 promissory note to acquire the shares of Metasun Software Corp., a British Columbia, Canada company, from Chad DeGroot, our president, secretary, treasurer and director. The promissory note bears interest at the rate of prime plus 2% per annum and is due and payable on November 30, 2008.

Our president, Chad DeGroot, provides management services and office premises to our company. Prior to December 31, 2003, the services were provided at no charge to our company. These donated services are valued at CDN$1,000 per month and donated office premises are valued at CDN$250 per month. A total of CDN$15,000 was donated during the period ended January 31, 2006.

Consulting fees of US$59,871 were paid to our president, Chad DeGroot, for his services for the year ended January 31, 2006. Mr. DeGroot owes our company $1,174 in advances. This amount is non-interest bearing, unsecured and is due on demand.

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

10.8	Contract Agreement dated April 2004, between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)
10.9	Contract Agreement dated September 2004 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
10.10	Contract Agreement dated April 2005 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
10.11*	Contract Agreement dated October 2005 between Metasun Software Corp. and Acekicker.com Holdings Inc.
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
21.1	Subsidiaries of Metasun Enterprises, Inc. Metasun Software Corp. (British Columbia)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.
Item 14.	Principal Accountants Fees and Services.

Audit Fees

For the period ended January 31, 2006 and 2005, the aggregate fees billed by Manning Elliott LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $14,650 and $10,900, respectively.

Audit Related Fees

For the period ended January 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Manning Elliott relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, were $0 and $0, respectively.

Tax Fees

For the period ended January 31, 2006 and 2005, the aggregate fees billed by Manning Elliott for other non-audit professional services, other than those services listed above, totalled $0 and $0, respectively.

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

•	approved by our audit committee (which consists of our entire board of directors); or

•

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

METASUN ENTERPRISES, INC.

/s/ Chad DeGroot

By:	Chad DeGroot
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date:	April 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad DeGroot

By:	Chad DeGroot
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date:	April 26, 2006