Form 10QSB
period 2006-04-30
METASUN ENTERPRISES INC
filed 2006-06-14
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

As of June 1, 2006, there were 55,154,740 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No ☐

1

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Metasun Enterprises, Inc.

(A Development Stage Company)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2006 $	January 31, 2006 $
	(unaudited)
ASSETS

Current Assets

Cash	15,426	16,682
Accounts receivable	1,361	1,415
Other current assets	896	–

Total Current Assets	17,683	18,097

Property and Equipment (Note 3)	5,912	5,704

Intangible Assets (Note 4)	367	401

Total Assets	23,962	24,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	65,548	52,810
Accrued liabilities	7,797	–
Due to a related party (Note 5)	11,079	12,532

Total Liabilities	84,424	65,342

Stockholders’ Deficit

Common Stock

Authorized: 75,000,000 shares, par value $0.001
Issued: 55,154,740 shares	55,155	55,155

Additional Paid-in Capital (Discount)	(45,562)	(45,562)

Donated Capital	36,250	32,500

Accumulated Other Comprehensive Income	2,683	2,222

Deficit Accumulated During the Development Stage	(108,988)	(85,455)

Total Stockholders’ Deficit	(60,462)	(41,140)

Total Liabilities and Stockholders’ Deficit	23,962	24,202

The accompanying notes are an integral part of these consolidated financial statements

F–

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from April 11, 2003 (Date of Inception) to April 30, 2006 $	For the Three Months Ended April 30, 2006 $	For the Three Months Ended April 30, 2005 $

Revenue
Consulting	197,983	15,538	15,674
License	83,862	5,583	5,328

Total Revenue	281,845	21,121	21,002

Operating Expenses

Amortization	6,978	1,019	793
Foreign exchange	5,780	891	295
Professional fees	106,855	18,872	13,933
Rent and utilities	29,931	3,328	2,633
Selling, general and administrative	230,217	21,232	17,208

Total Operating Expenses	379,761	45,342	34,862

Loss from Operations	(97,916)	(24,221)	(13,860)

Other Income (Expense)
Gain on settlement of debt	399	–	–
Interest on note payable (Note 5(a))	(1,539)	(181)	(152)
Loss on disposal of property and equipment	(300)	–	(295)

Net Loss Before Income Taxes	(99,356)	(24,402)	(14,307)

Provision for Income Taxes	(9,632)	869	(652)

Net Loss	(108,988)	(23,533)	(14,959)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	2,683	461	(143)

Comprehensive Loss	(106,305)	(23,072)	(15,102)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		55,155,000	55,263,000

The accompanying notes are an integral part of these consolidated financial statements

F–

Metasun Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended April 30, 2006 $	For the Three Months Ended April 30, 2005 $

Operating Activities

Net loss	(23,533)	(14,959)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	1,019	793
Donated services and rent	3,750	3,750
Loss on disposal of property and equipment	–	295
Deferred income taxes	–	(254)

Changes in operating assets and liabilities

Accounts receivable	90	237
Other current assets	(869)	–
Accounts payable and accrued liabilities	20,517	3,435
Income taxes payable	–	(10,260)
Due to a related party	(1,618)	3,384

Net Cash Used In Operating Activities	(644)	(13,579)

Investing Activities

Acquisition of property and equipment	(1,015)	(2,829)
Proceeds from sale of property and equipment	–	1,292

Net Cash Used in Investing Activities	(1,354)	(1,537)

Financing Activities	–	–

Effect of Exchange Rate Changes on Cash	403	108

Decrease in Cash	(1,256)	(15,008)

Cash – Beginning of Period	16,682	27,901

Cash – End of Period	15,426	12,893

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–

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

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated sustained or significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2006, the Company has a working capital deficiency of $66,741 and has accumulated losses of $108,988 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the three months ended April 30, 2006, sales to a single customer represented 100% (2005 – 93%) of total consulting revenue.

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

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue consists of consulting services and licensing and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At April 30, 2006 and 2005, the only component of comprehensive income was foreign currency translation adjustments.

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

Prior to February 1, 2006, the Company accounted for stock-based awards under SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

o)	Advertising

The Company expenses the cost of advertising as incurred. Advertising costs were $4 (2005 - $72) for the three months ended April 30, 2006.

2.  Summary of Significant Accounting Principles (continued)

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

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

q)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Property and Equipment
		Cost $	Accumulated Amortization $	April 30, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

	Computer hardware	10,843	6,554	4,289	5,052
	Furniture and equipment	2,032	409	1,623	652

		12,875	6,963	5,912	5,704

4.	Intangible Assets
		Cost $	Accumulated Amortization $	April 30, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Website development costs		716	349	367	401

5.	Related Party Transactions

a)

The Company is indebted to the President of the Company for $10,000 (January 31, 2006 - $10,000), which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the three months ended April 30, 2006, the Company accrued interest charges of $181, and as at April 30, 2006 accrued interest totals $1,539 (January 31, 2006 - $1,358). This note was issued as consideration for all the issued and outstanding common stock of Metasun Software Corp. In addition, as at April 30, 2006, an amount of $460 for advances is owed by the President of the Company (as at January 31, 2006 the amount of $1,174 was owed to the President of the Company). The amount is non-interest bearing, unsecured and due on demand.

b)	A salary of $17,342 (2005 - $12,305) was paid to the President of the Company during the three months ended April 30, 2006.
c)

The President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $3,750 (2005 - $3,750) was charged to operations during the three months ended April 30, 2006 and recorded as donated capital.

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

There are five licensing options for MetaTraffic which vary depending on the number of web sites the product is installed on: (i) Single Web Site License: $50; (ii) five Web Sites: $125; (iii) Server License (unlimited web sites on a single server): $295; and (iv) Enterprise License (unlimited web sites on an unlimited number of servers within a single organization): $695. In addition to the above licensing options, there is also a developer’s license, which is available for $1,295, which permits MetaTraffic to be licensed and included in another developer’s software royalty fee so long as this software is not marketed in competition with MetaTraffic as a web traffic tracking application. This would apply where the products primary purpose was not web traffic analysis. One example would be a content management application that is used to manage web site content. As of April 30, 2006, MetaTraffic has sold $83,862 in gross software licensing fees accumulated since inception.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations – Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

During the three month period ended April 30, 2006, we generated total revenues of $21,121, which consisted of $15,538 in consulting revenue and $5,583 in revenue from license sales of our software. During the comparable period in 2005, we generated total revenues of $21,002, which consisted of consulting revenue of $15,674 and software revenue of $5,328 for the three months ended April 30, 2005.

Total operating expenses for the three month period ended April 30, 2006 increased to $45,342, from $34,862 for the three months ended April 30, 2005. The increase in expenses was primarily as a result of a increase in amortization to $1,019 for the three month period ended April 30, 2006, from $793 for the previous period ended April 30, 2005; an increase in professional fees to $18,872 for the three month period ended April 30, 2006, from $13,933 for the previous period ended April 30, 2005, which represented fees paid to auditors, accountants and lawyers; and an increase in foreign exchange to $891 for the three month period ended April 30, 2006, from $295 for the previous period ended April 30, 2005. In addition, office and general expenses increased to $21,232 for the three month period ended April 30, 2006, from $17,208 for the three month period ended April 30, 2005.

Liquidity and Capital Resources

For the period ended April 30, 2006, net cash used in operating activities was $644.

At April 30 2006, we had $15,426 in our bank account and $1,361 in accounts receivable. Also, at April 30, 2006, we had a working capital deficiency of $66,741 compared to a working capital deficiency of $47,245 as at January 31, 2006.

No net cash was provided by financing activities for the period ended April 30, 2006.

We have incurred operating losses since inception, and this is likely to continue for the twelve month period ended April 30, 2007. Management projects that we may require an additional $18,500 to $48,000 to fund our ongoing operating expenditures and working capital requirements for the twelve month period ended April 30, 2007, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended April 30, 2007
Operating expenditures
Marketing	$2,500 - $5,000
General and Administrative	$10,000 - $20,000
Website development costs	$1,000 - $3,000
Working capital	$5,000 - $20,000
Total	$18,500 - $48,000

Our cash on hand as at April 30, 2006 was $15,426. These funds will enable us to address our current and ongoing expenses, continue with the marketing and promotion activity connected with the development and marketing of our software and expansion of our website. We anticipate that these funds, together with the revenue that we anticipate generating, will be sufficient to satisfy our minimum cash requirements for the twelve month period ended April 30, 2007. If we require any additional monies during the twelve month period ended April 30, 2007, we plan to raise any such additional capital primarily through the private placement of our securities.

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

Future Operations

Our primary objectives in the twelve month period ending April 30, 2007 include further development and expansion of our product line of website software and an increase in software license sales. Management believes that some of the keys to our success include an increased breadth of software solutions for webmasters as well as higher software license sales in order to have less reliance on consulting revenue. We plan on launching at least one new version of our current software and we plan on slowly increasing our software marketing expenditures.

Software Revenue

Our website commenced selling software on June 15, 2003. In November, 2005, we released version 2.2 of MetaTraffic. With the anticipated release of MetaTraffic 3.0 in 2006, we hope to meet the target of $5,000 per month in software license fees.

The software is being sold through an e-commerce provider called Share-It. Share-It charges a percentage fee for handling the credit card transactions which ranges from 7 to 13% depending on the gross sale of the transaction. This is paid monthly on the 15th of every month for the prior month's sales via bank wire transfer. Billing for consulting services is done on the 24th of each month, for that month's monthly retainer fee and is paid on the last day of the month via check.

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

Research and Development

We expect to spend a further $1,000 to $3,000 developing the website between now and April 30, 2007 to expand the website content to support the version of MetaTraffic anticipated for release. We expect the useful life of the website to be three years.

Development of the current version of MetaTraffic took place from September 2002 until November 2005 with approximately 1,000 hours spent by our president, Chad DeGroot. No outside help was solicited for the current version. We have not incurred any specific expenses related to the development of the MetaTraffic software.

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

Personnel

As of April 30, 2006, our sole employee is our president, Chad DeGroot. He handles all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. We have no other employees. In the twelve months ending April 30, 2007, we do not plan to increase our total number of employees.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Recent Accounting Pronouncements

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in our company’s results of operations or financial position. Therefore a description and its impact for each on our company’s operations and financial position have not been disclosed.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $108,988 from inception to April 30, 2006. As of April 30, 2006, we had a working capital deficit of $66,741. We do not expect positive material cash flow from operations in the near term. From October 2003 to the end of April 2006, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan during the twelve month period ended April 30, 2007. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2006, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. From October 2003 to the end of April 2006, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $4,500 to $10,000 for the 12 month period ending April 30, 2007), to be approximately $5,000 each month. At this rate we will be able to maintain our operations until April 30, 2007 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our president. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the year ending January 31, 2006. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $83,862 in revenue from software license sales and $197,983 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue to develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for approximately 74% of our revenue for the three month period ended April 30, 2006. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. Our agreement with AceKicker.com Holdings expired in April of 2006 and was not renewed; however, AceKicker.com Holdings continues to provide us with consulting services on a month to month basis. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

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

We are authorized to issue up to 75,000,000 common shares, of which 55,154,748 are issued and outstanding as of June 1, 2006. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.8	Contract Agreement dated April 2004, between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)
10.9	Contract Agreement dated September 2004 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
10.10	Contract Agreement dated April 2005 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
10.11	Contract Agreement dated October 2005 between Metasun Software Corp. and Acekicker.com Holdings Inc. (incorporated by reference from our Form 10-KSB, filed on April 26, 2006)
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB, filed on April 29, 2005)
21.1	Subsidiaries of Metasun Enterprises, Inc. Metasun Software Corp. (British Columbia)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Chad DeGroot

By:	Chad DeGroot
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated:	June 14, 2006