Form 10QSB
period 2006-07-31
PURE BIOFUELS CORP
filed 2006-09-14
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-50903

PURE BIOFUELS CORP.
(Exact name of small business issuer as specified in its charter)
Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle Los eucharis 150, Dpto 201, Monterrico, Surco, Lima 33 Peru
(Address of principal executive offices)
(511) 251-4646
(Issuer’s telephone number)
Metasun Enterprises, Inc. 201-1040 West 8th Avenue, Vancouver, British Columbia, Canada V6H 1C4
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.                                  Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 21, 2006, there were 68,943,439 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	July 31, 2006 $	January 31, 2006 $

ASSETS

Current Assets

Cash	14,076	16,682
Accounts receivable	1,610	1,415
Other current assets	1,959	–

Total Current Assets	17,645	18,097

Property and Equipment (Note 3)	6,163	5,704

Intangible Assets (Note 4)	318	401

Total Assets	24,126	24,202

Commitments (Note 1)
Subsequent Events (Note 6)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	86,820	52,810
Accrued liabilities	117	–
Due to a related party (Note 5)	13,678	12,532

Total Liabilities	100,615	65,342

Stockholders’ Deficit

Common Stock

Authorized: 93,750,000 shares, par value $0.001
Issued: 68,943,425 shares	68,944	68,944

Additional Paid-in Capital (Discount)	(59,351)	(59,351)

Donated Capital	40,000	32,500

Accumulated Other Comprehensive Income	2,451	2,222

Deficit Accumulated During the Development Stage	(128,533)	(85,455)

Total Stockholders’ Deficit	(76,489)	(41,140)

Total Liabilities and Stockholders’ Deficit	24,126	24,202

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from April 11, 2003 (Date of Inception) to July 31, 2006 $	For the Three Months Ended July 31, 2006 $	For the Three Months Ended July 31, 2005 $	For the Six Months Ended July 31, 2006 $	For the Six Months Ended July 31, 2005 $

Revenue
Consulting	211,477	13,494	15,155	29,032	30,829
License	92,530	8,668	4,640	14,251	9,968

Total Revenue	304,007	22,162	19,795	43,283	40,797

Operating Expenses

Amortization	8,120	1,142	828	2,161	1,621
Foreign exchange	5,663	(117)	(491)	774	(196)
Professional fees	120,752	13,897	7,604	32,769	21,537
Rent and utilities	33,466	3,535	2,967	6,863	5,600
Selling, general and administrative	254,354	24,137	18,304	45,369	35,512

Total Operating Expenses	422,355	42,594	29,212	87,936	64,074

Loss from Operations	(118,348)	(20,432)	(9,417)	(44,653)	(23,277)

Other Income (Expense)
Gain on settlement of debt	399	–	–	–	–
Interest on note payable (Note 5(a))	(1,739)	(200)	(158)	(381)	(310)
Loss on disposal of property and equipment	(300)	–	2	–	(293)

Net Loss Before Income Taxes	(119,988)	(20,632)	(9,573)	(45,034)	(23,880)

Provision for Income Taxes	(8,545)	1,087	(625)	1,956	(1,277)

Net Loss	(128,533)	(19,545)	(10,198)	(43,078)	(25,157)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	2,451	(232)	202	229	59

Comprehensive Loss	(126,082)	(19,777)	(9,996)	(42,849)	(25,098)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		68,943,000	69,079,000	68,943,000	69,079,000

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended July 31, 2006 $	For the Six Months Ended July 31, 2005 $

Operating Activities

Net Loss for the Period	(43,078)	(25,157)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	2,161	1,621
Donated services and rent	7,500	7,500
Loss on disposal of property and equipment	–	293
Deferred income taxes	–	(348)

Changes in operating assets and liabilities

Accounts receivable	(174)	(3,746)
Accounts payable and accrued liabilities	34,437	15,131
Income taxes payable	(1,956)	(9,490)
Due to a related party	747	1,481

Net Cash Used In Operating Activities	(363)	(12,715)

Investing Activities

Acquisition of property and equipment	(2,458)	(4,291)
Proceeds from sale of property and equipment	–	1,292

Net Cash Used in Investing Activities	(2,458)	(2,999)

Effect of Exchange Rate Changes on Cash	215	81

Decrease in Cash	(2,606)	(15,633)

Cash – Beginning of Period	16,682	27,901

Cash – End of Period	14,076	12,268

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on October 2, 2003 under the name Metasun Enterprises, Inc. By a Share Purchase Agreement dated November 30, 2003, the Company acquired all the outstanding common stock of Metasun Software Corp. (“Software”), a company under common control, in consideration for the issuance of a promissory note for $10,000. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition was a capital transaction in substance and therefore was accounted for as a reverse acquisition. Software was incorporated on April 11, 2003 under the British Columbia Business Corporations Act and was owned by the President of the Company. Because Software is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Software and include the results of operations of Software since incorporation on April 11, 2003, and the results of operations of the Company since the date of acquisition on November 30, 2003.

The Company is based in Vancouver, British Columbia, Canada and its principal business is the development of software specializing in web applications using Microsoft technologies. The Company also provides website maintenance and server administration services. The Company’s only software product currently is MetaTraffic, a website statistics program designed specifically for ASP based websites. The Company’s shares trade on the NASD OTC Bulletin Board under the symbol PBOF.

Pursuant to a Share Exchange Agreement dated July 26, 2006 (the “Agreement”), the Company agreed to issue 30,000,000 restricted shares of common stock in exchange for 99.9% of the issued and outstanding common shares of Pure Biofuels Del Peru SAC (“Peru SAC”), a company incorporated under the laws of Peru. Peru SAC is involved in the production, marketing and sale of clean burning biofuels focusing on Latin America. As part of this Agreement, the Company will sell its’ investment in its subsidiary, Software, and the related software business to two current shareholders in consideration for the cancellation of all shares of the Company’s common stock now owned by them and the waiver and forgiveness of any outstanding amounts owed by the Company to them. Refer to Note 6(b).

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated or sustained significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2006, the Company has a working capital deficiency of $82,970 and has accumulated losses of $128,533 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Principles
a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries, Pure Biofuels Corp. and Metasun Software Corp. Pure Biofuels Corp. was incorporated solely to effect a name change. Refer to Note 6(a). All significant intercompany transactions and balances have been eliminated. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s fiscal year end is January 31.

b)	Use of Estimates

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
d)	Financial Instruments/Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. For the six months ended July 31, 2006, sales to a single customer represented 100% (2005 – 88%) of total consulting revenue.

e)	Property and Equipment

Property and equipment consists of computer hardware and furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are being amortized on a straight-line basis over their estimated lives of three years and five years, respectively.

f)	Website Development Costs

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

g)	Long-lived Assets

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

h)	Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary, Metasun Software Corp., is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

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

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At July 31, 2006 and 2005, the only component of comprehensive income was foreign currency translation adjustments.

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

The Company expenses the cost of advertising as incurred. Advertising costs were $2,533 (2005 - $72) for the six months ended July 31, 2006.

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
p)	Recent Accounting Pronouncements

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

3.	Property and Equipment
		Cost $	Accumulated Amortization $	July 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

	Computer hardware	11,321	7,412	3,909	5,052
	Furniture and equipment	2,798	544	2,254	652

		14,119	7,956	6,163	5,704

4.	Intangible Assets
		Cost $	Accumulated Amortization $	July 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

	Website development costs	707	389	318	401

5.	Related Party Transactions
a)

The Company is indebted to the former President of the Company for $10,000 (January 31, 2006 - $10,000), which is unsecured, bears interest at Royal Bank of Canada Prime Interest Rate plus 2% per annum and is payable on demand. During the six months ended July 31, 2006, the Company accrued interest charges of $381, and as at July 31, 2006 accrued interest totals $1,739 (January 31, 2006 - $1,358). This note was issued as consideration for all the issued and outstanding common stock of Metasun Software Corp. In addition, as at July 31, 2006, an amount of $1,939 (January 31, 2006 - $1,174) is owed to the former President of the Company for expenses paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

b)	During the six months ended July 31, 2006, the Company paid a salary of $34,596 (2005 - $25,941) to the President of the Company.
c)

The former President of the Company provided management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $7,500 (2005 - $7,500) was charged to operations during the six months ended July 31, 2006 and recorded as donated capital.

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

6.	Subsequent Events
a)

On August 7, 2006, the Company completed a merger with its wholly-owned subsidiary, Pure Biofuels Corp., which was incorporated solely to effect the name change. As a result, the Company changed its name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” In addition, effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. The issued and outstanding common shares increased from 55,154,740 to 68,943,425 common shares. All share amounts have been retroactively adjusted for all periods presented.

b)

On July 26, 2006, the Company entered into a Share Exchange Agreement (the “Agreement”) with Pure Biofuels del Peru SAC (“Peru SAC”), a company incorporated under the laws of Peru. Pursuant to the terms of the Agreement, the Company will acquire 999 common shares, representing 99.9% of the issued and outstanding common shares of Peru SAC in exchange for 30,000,000 common shares of the Company. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to the following:

i.

The Company will have completed an equity financing of a minimum of $6,000,000 within 30 days from the date of the Agreement. The financing will consist of the sale of units at a price of $0.75 per unit, with each unit consisting of one common share and one-half of one common share purchase warrant. Each whole warrant will entitle the holder to purchase one common share for a period of one year at $1.50 per share.

ii.	The Company will have paid a consulting fee of $200,000 to the Company’s new Chief Executive Officer for his past services provided to Peru SAC.
iii.

The Company will have closed a Share Purchase Agreement with the former President of the Company and a significant shareholder of the Company (the “Purchasers”) whereby the Company agreed to sell all of the outstanding and issued shares of Metasun Software Corp. in consideration for the cancellation of all of the common shares of the Company held by the Purchasers and the waiver and forgiveness of any amounts owed by the Company to the Purchasers.

On August 31, 2006, the terms of the Share Exchange Agreement were awarded whereby the completion date was extended from August 31, 2006 to September 29, 2006. There is no assurance that the transactions disclosed above will close, or that the Company will be successful in raising a minimum of $6,000,000 in an equity financing.

3

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

OVERVIEW

Corporate History

We were incorporated in the State of Nevada on October 2, 2003 and commenced operations commensurate with the acquisition of Metasun Software Corp. on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our former president, by issuing a $10,000 promissory note. The promissory note is unsecured, with an interest rate at the United States prime rate plus 2% per annum, and is due on demand. The acquisition was accounted for as a reverse takeover. Our wholly-owned subsidiary, Metasun Software Corp., was incorporated in British Columbia, Canada on April 11, 2003, at which time it commenced operations with the sales of a software product called MetaTraffic. The software is a web traffic analysis application that once installed on a website provides live traffic statistics on visitors at the website. Through our subsidiary, Metasun Software Corp., we now sell the MetaTraffic software.

Effective August 7, 2006, we completed a merger with our subsidiary, Pure Biofuels Corp., a Nevada corporation, which we incorporated solely to effect the name change. As a result, we have changed our name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” We changed the name of our company to better reflect the intended new direction and business of our company.

In addition, effective August 7, 2006, we effected a one and one-quarter (1.25) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 55,154,740 shares of common stock to 68,943,425 shares of common stock.

Our Current Business

Through our subsidiary, Metasun Software Corp., we sell a software product called MetaTraffic, which is currently our only product. The software is a web traffic analysis application that, once installed on a website, provides live traffic statistics on visitors at the website. The program was initially developed in October 2001 by our former president, Chad DeGroot, who subsequently incorporated Metasun Software Corp. for the ongoing development, sale and distribution of MetaTraffic and Metasun’s other software products in April 2003. MetaTraffic was initially distributed as a freeware application in order to gain market share and help grow a strong base of users. MetaTraffic was first available for download as freeware in October 2002 up until June 2003. During this period, MetaTraffic was downloaded approximately 7,000 times. Our former president, Chad DeGroot, distributed MetaTraffic through its website, www.metasun.com.

In June 2003, version 1.3 of MetaTraffic was launched and was sold for a fee when used for commercial purposes. The software is still available for free when used for personal or non-profit use. In conjunction with the launch of the new software, www.metasun.com was launched which featured a newly redesigned website.

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

In addition to a license to use the software, license holders receive free installation support via e-mail, which is currently provided by our former president, Chad DeGroot. All of the software licenses are available for purchase through our website, www.metasun.com.

In addition to selling software, Metasun also offers technical consulting services for custom enterprise hosting solutions and web application development for small to medium-sized companies. In conjunction with the strategic partners in our affiliate program, Metasun can provide a full end-to-end web presence including design, web development, web programming, and online marketing. The technical consulting services that we provide are specifically for web application development that uses Microsoft technologies. We refer all non-technical services that do not fit into web application development onto our strategic partners, with whom we do not have any formal arrangements at present. Web application development includes web software programming and database design in support of the software. Chad DeGroot, our former president, provides the web application development consulting services.

On July 26, 2006, we entered into a share exchange agreement with Pure Biofuels del Peru SAC, the shareholders of Pure Biofuels del Peru SAC as set out in the share exchange agreement, and Luis Goyzueta. Pursuant to the terms of the share exchange agreement, we agreed to acquire 999 common shares, or 99.9% of the issued and outstanding common shares in the capital of Pure Biofuels del Peru SAC, in consideration for the issuance by our company of 30,000,000 common shares, which will represent approximately 54.5% of our issued and outstanding common shares upon the closing of the share exchange agreement, excluding those shares that are anticipated to be issued in connection with a financing which is a condition to closing of the share exchange agreement. The shareholders of Pure Biofuels del Peru SAC will receive approximately 30,030 common shares of our company for every one common share held in the capital of Pure Biofuels del Peru SAC.

Pure Biofuels del Peru SAC is incorporated under the laws of Peru and is in the business of producing, marketing and selling clean burning biofuels which are designed to reduce emissions from vehicles, machinery and power plants. Pure Biofuels del Peru SAC plans to initiate its operations in Latin America by constructing and operating a biodiesel refinery near the Callao Port in Lima, Peru. When fully operational, Pure Biofuels del Peru SAC anticipates that the refinery will process approximately 16.8 million gallons of biodiesel per year.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations – Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

During the three month period ended July 31, 2006, we generated total revenues of $22,162, which consisted of $13,494 in consulting revenue and $8,668 in revenue from license sales of our software. During the comparable period in 2005, we generated total revenues of $19,795, which consisted of consulting revenue of $15,155 and software revenue of $4,640 for the three months ended July 31, 2005.

Total operating expenses for the three month period ended July 31, 2006 increased to $42,594, from $29,212 for the three months ended July 31, 2005. The increase in expenses was primarily as a result of an increase in amortization to $1,142 for the three month period ended July 31, 2006, from $828 for the previous period ended July 31, 2005; an increase in professional fees to $13,897 for the three month period ended July 31, 2006, from $7,604 for the previous period ended July 31, 2005, which represented fees paid to auditors, accountants and lawyers; and an increase in rent and utilities to $3,535 for the three month period ended July 31, 2006, from $2,967 for the previous period ended July 31, 2005. In addition, office and general expenses increased to $24,137 for the three month period ended July 31, 2006, from $18,304 for the three month period ended July 31, 2005.

Results of Operations – Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

During the six month period ended July 31, 2006, we generated total revenues of $43,283, which consisted of $29,032 in consulting revenue and $14,251 in revenue from license sales of our software. During the comparable period in 2005, we generated total revenues of $40,797, which consisted of consulting revenue of $30,829 and software revenue of $9,968 for the six months ended July 31, 2005.

Total operating expenses for the six month period ended July 31, 2006 increased to $87,936, from $64,074 for the six months ended July 31, 2005. The increase in expenses was primarily as a result of an increase in amortization to $2,161 for the six month period ended July 31, 2006, from $1,621 for the previous period ended July 31, 2005; an increase in professional fees to $32,769 for the six month period ended July 31, 2006, from $21,537 for the previous period ended July 31, 2005, which represented fees paid to auditors, accountants and lawyers; and an increase in foreign exchange to $774 for the six month period ended July 31, 2006, from $(196) for the previous period ended July 31, 2005. In addition, office and general expenses increased to $45,369 for the six month period ended July 31, 2006, from $35,512 for the six month period ended July 31, 2005.

Liquidity and Capital Resources

For the period ended July 31, 2006, net cash used in operating activities was $363.

At July 31, 2006, we had $14,076 in our bank account and $1,610 in accounts receivable. Also, at July 31, 2006, we had a working capital deficiency of $82,970 compared to a working capital deficiency of $47,245 as at January 31, 2006.

No net cash was provided by financing activities for the period ended July 31, 2006.

We have incurred operating losses since inception, and until the share exchange agreement with Pure Biofuels del Peru is complete, this is likely to continue for the twelve month period ended July 31, 2007. Also, until the share exchange agreement with Pure Biofuels del Peru is complete, management projects that we may require an additional $18,500 to $48,000 to fund our ongoing operating expenditures and working capital requirements for the twelve month period ended July 31, 2007, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended July 31, 2007
Operating expenditures
Marketing	$2,500 - $5,000
General and Administrative	$10,000 - $20,000
Website development costs	$1,000 - $3,000
Working capital	$5,000 - $20,000
Total	$18,500 - $48,000

Our cash on hand as at July 31, 2006 was $14,076. Without additional funding, these funds will not enable us to address our current and ongoing expenses, continue with the marketing, promotion activity connected with the development and marketing of our software and expansion of our website. We anticipate that with additional funding, together with the revenue that we anticipate generating, our minimum cash requirements will be satisfied for the twelve month period ended July 31, 2007. The additional monies, if required, during the twelve month period ended July 31, 2007, will be raised primarily through the private placement of our securities.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. Except for the merger on August 7, 2006 with our subsidiary, which we incorporated solely to effect a change in name, and the share exchange agreement with Pure Biofuels del Peru to be completed, we do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Future Operations

Until the share exchange agreement with Pure Biofuels del Peru is complete, our primary objectives in the twelve month period ending July 31, 2007 include further development and expansion of our product line of website software and an increase in software license sales. Management believes that some of the keys to our success include an increased breadth of software solutions for webmasters as well as higher software license sales in order to have less reliance on consulting revenue. We plan on launching at least one new version of our current software and we plan on slowly increasing our software marketing expenditures.

Software Revenue

Our website commenced selling software on June 15, 2003. In November, 2005, we released version 2.2 of MetaTraffic. With the anticipated release of MetaTraffic 3.0 in 2006, we hope to meet the target of $5,000 per month in software license fees.

The software is being sold through an e-commerce provider called Share-It. Share-It charges a percentage fee for handling the credit card transactions which ranges from 7 to 13% depending on the gross sale of the transaction. This is paid monthly on the 15th of every month for the prior month’s sales via bank wire transfer. Billing for consulting services is done on the 24th of each month for that month’s monthly retainer fee and is paid on the last day of the month via check.

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

From August 2003 to December 2003, Metasun advertised on aspin.com, hotscripts.com and download.com with banner ad placements and sponsored listings in their website software directory. During this time, we also engaged in PPC text link advertising on google.com and kanoodle.com.

We temporarily suspended our promotional efforts in order to focus on development of version 3.0 of MetaTraffic. We resumed online advertising in 2005 on Google and increased spending to approximately $75 a month.

Research and Development

Until the share exchange agreement with Pure Biofuels del Peru is complete, we expect to spend a further $1,000 to $3,000 developing the website between now and July 31, 2007 to expand the website content to support the version of MetaTraffic anticipated for release. We expect the useful life of the website to be three years.

Development of the current version of MetaTraffic took place from September 2002 to November 2005 with approximately 1,000 hours spent by our former president, Chad DeGroot. No outside help was solicited for the current version. We have not incurred any specific expenses related to the development of the MetaTraffic software.

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

Personnel

Until July 25, 2006, our sole employee was our director and former president, Chad DeGroot. He handled all of the responsibilities in the area of corporate administration, business development and research. In addition, our former president also provided us with capital raising services. On July 26, 2006, our company appointed Luis Goyzueta as chief executive officer, David Clifton as vice president and Joy Clifton as secretary and treasurer. We have no other employees. In the twelve months ending July 31, 2007, we do not plan to increase our total number of employees.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Recent Accounting Pronouncements

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in our company’s results of operations or financial position. Therefore a description and its impact for each of our company’s operations and financial position have not been disclosed.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $128,533 from inception to July 31, 2006. As of July 31, 2006, we had a working capital deficit of $82,970. We do not expect positive material cash flow from operations in the near term. From October 2003 to the end of July 2006, we received an aggregate of $7,592 gross proceeds from two private placement financings in which we sold shares of our common stock. We also received $13,100 cash from our reverse acquisition of our subsidiary. We have estimated that we will require between $18,500 and $48,000 to carry out our business plan during the twelve month period ended July 31, 2007. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

(1)	we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;
(2)	we incur delays and additional expenses as a result of technology failure;
(3)	we are unable to create a substantial market for our products; or
(4)	we incur any significant unanticipated expenses.

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

We are in the development stage and have generated limited revenue since our inception on April 11, 2003. Since we are still in the early stages of developing our company and because of the lack of significant business operations at January 31, 2006, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. From October 2003 to the end of April 2006, we raised $7,592 through the sale of shares of our common stock. We also received $13,100 in cash from the reverse acquisition of our subsidiary. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $4,500 to $10,000 for the 12 month period ending July 31, 2007), to be approximately $5,000 each month. At this rate we will be able to maintain our operations until July 31, 2007 without generating significant revenues from our operations. Our primary source of funds has been the sale of our common stock and consulting revenue earned by our president. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the year ending January 31, 2006. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Since the incorporation of our subsidiary, Metasun Software Corp., we have generated $92,530 in revenue from software license sales and $211,477 in consulting revenue. We issued a $10,000 promissory note to acquire the outstanding shares in Metasun Software Corp. Because we cannot anticipate when we will be able to generate significant revenue from our software license sales, we will need to raise additional funds to continue to develop our software and website to respond to competitive pressures, to acquire complementary technologies or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote and sell our software exclusively through the Internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

(1)	a hardware or software error, failure or crash,
(2)	a power or telecommunications failure,
(3)	human error, or
(4)	a fire, flood or other natural disaster.

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

We have entered into a consulting agreement with AceKicker.com Holdings which accounts for 100% of our consulting revenue and approximately 74% of our total revenues for the three month period ended July 31, 2006. Our reliance on this customer subjects us to various risks, including the possibility of termination of our agreement, which would negatively affect our revenues. Although we believe that AceKicker.com Holdings has no present intention to terminate our agreement with them, there is no assurance that this will continue. Our agreement with AceKicker.com Holdings expired in April of 2006 and was not renewed; however, AceKicker.com Holdings continues to provide us with consulting services on a month-to-month basis. Further, if AceKicker.com Holdings ceased to continue to retain us for consulting services, our revenues and profitability potential may be irreparably harmed.

We depend on our director and former president, Chad DeGroot. If we cannot hire and retain qualified personnel to replace this individual if he leaves our company then we might be forced to discontinue our operations.

Since our incorporation on October 2, 2003, our former president and director, Chad DeGroot, has handled all of the responsibilities in the area of corporate administration, business development and research. In addition, Mr. DeGroot has also provided us with capital raising services. The loss of the services of Mr. DeGroot, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any of these directors, executives, or key personnel for our benefit. If they sell all or most of their shares of common stock, they may no longer have an incentive to remain with us, which would damage our business.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 49.2% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 93,750,000 common shares, of which 68,943,439 are issued and outstanding as of August 21, 2006. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 26, 2006, our company appointed Luis Goyzueta as Chief Executive Officer, David Clifton as Vice-President and Joy Clifton as Secretary and Treasurer. We have not entered into any employment agreements with the newly appointed officers.

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
3.4

Articles of Merger filed with the Secretary of State of Nevada on July 28, 2006 and which is effective August 7, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 9, 2006)

3.5

Certificate of Change filed with the Secretary of State of Nevada on July 28, 2006 and which is effective August 7, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 9, 2006)

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

10.8	Contract Agreement dated April 2004, between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Form SB-2/A Registration Statement, filed on May 28, 2004)
10.9	Contract Agreement dated September 2004 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 29, 2005)
10.10	Contract Agreement dated April 2005 between Metasun Software Corp. and Acekicker Holdings (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 29, 2005)
10.11	Contract Agreement dated October 2005 between Metasun Software Corp. and Acekicker.com Holdings Inc. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 26, 2006)

Share Exchange Agreement dated July 26, 2006, among our company, Pure Biofuels, the shareholders of Pure Biofuels as set out in the share exchange agreement and Luis Goyzueta (incorporated by reference from our Current Report on Form 8-K, filed on July 28, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 29, 2005)
21.1	Subsidiaries of Pure Biofuels Corp. Metasun Software Corp. (British Columbia)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Luis Goyzueta
Luis Goyzueta
Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated:	September 14, 2006