Form 10QSB
period 2006-09-30
PURE BIOFUELS CORP
filed 2006-11-21
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006
❑	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

PURE BIOFUELS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	47-0930829 (I.R.S. Employer Identification No.)

Suite 203 - 910 Richards Street, Vancouver, British Columbia, Canada V6B 3C1
Telephone No.: (778) 895-3595
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Calle Los eucharis 150, Dpto 201, Monterrico, Surco, Lima 33 Peru (Former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑    No ☒

As of November 17, 2006, the Company had 61,727,421 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

PART I - FINANCIAL INFORMATION

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
(Unaudited)

September 30, 2006

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2006	January 31, 2006
	(Unaudited)	(Note 2(a))

ASSETS
Current Assets
Cash	$ 4,572,124	$ 16,682
Receivables	136,837	1,415
Prepaid expenses	1,800	-
	4,710,761	18,097
Property and Equipment (Note 1)	-	5,704
Intangible Assets (Note 1)	-	401
License Agreement (Note 5(g))	720,000	-
Total Assets	$ 5,430,761	$ 24,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 1,007,008	$ 52,810
Due to related party (Note 4)	230,000	12,532
Total Liabilities	1,237,008	65,342

Stockholders' Equity
Common stock (Note 6)
Authorized: 93,750,000 shares, par value $0.001
Issued: 55,031,228 shares (January 31, 2006 - 68,943,425)	30,304	55,155
Additional paid-in capital	1,601,459	(45,562)
Donated capital	-	32,500
Accumulated other comprehensive income	-	2,222
Stock subscriptions received in advance (Note 6)	3,052,723	-
Deficit accumulated during the development stage	(490,733)	(85,455)
Total Stockholders' Equity	4,193,753	41,140
Total Liabilities and Stockholders' Equity	$ 5,430,761	$ 24,202

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

For the period from May 10, 2006 (Date of Inception) to September 30, 2006

Operating Expenses

Consulting fees	$ 359,000
General and administrative	16,734
Professional fees	15,365
Travel	56,473
Wages	43,161
Net Loss	$ (490,733)
Net Loss Per Share - Basic and Diluted	$ (0.02)
Weighted Average Number of Shares Outstanding - Basic and Diluted	32,626,000

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity

	Number of Common Shares	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Deficit Accumulated During the Development Stage	Total
Balance - January 31, 2006	68,943,425	$ -	$ -	$ -	$ -	$ -

Return and cancellation of stock issued (Note 1)	(43,912,167)	-	-	-	-	-

Initial recapitalization of Peru SAC (Note 3)	-	304	-	-	-	304
Issuance of common stock on recapitalization (Note 3)	29,999,970	30,000	1,601,459	-	-	1,631,459
Subscriptions received	-	-	-	3,052,723	-	3,052,723
Net loss for the period	-	-	-	-	(490,733)	(490,733)
Balance - September 30, 2006	55,031,228	$ 30,304	$ 1,601,459	$ 3,052,723	$ (490,733)	$ 4,193,753

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value (Note 6). All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

From May 10, 2006 (Date of Inception) to September 30, 2006

Cash Flows From Operating Activities
Net Loss	$ (490,733)
Changes in operating assets and liabilities
Receivables	(37)
Prepaid expenses	(1,800)
Accounts payable and accrued liabilities	(30,535)
Due to related party	230,000
Net Cash Used In Operating Activities	(293,105)
Cash Flows From Investing Activities
Net cash acquired on acquisition (Note 3)	1,812,202
Net Cash Provided by Investing Activities	1,812,202
Cash Flows From Financing Activities
Issuance of capital stock	304
Stock subscriptions received in advance	3,052,723
Net Cash Provided by Financing Activities	3,053,027
Net Increase in Cash	4,572,124
Cash - Beginning	-
Cash - Ending	$ 4,572,124

Supplemental Disclosure of Cash Flow Information:

The Company accrued $856,800 for a License Agreement (Note 5(g)) which has been recorded as License Agreement of $720,000 and taxes receivable of $136,800.

Interest paid	$ -
Income taxes paid	$ -

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.   Nature of Operations and Continuance of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the "Company") was incorporated in the State of Nevada on October 2, 2003 under the name Metasun Enterprises, Inc. Pursuant to a share exchange agreement ("Share Exchange Agreement") dated July 26, 2006, the Company acquired 99.9% of the issued and outstanding common stock of Pure Biofuels del Peru SAC ("Peru SAC"), a private Peruvian corporation, in consideration for the issuance of 29,999,970 common shares. As of the closing date, the former shareholders of Peru SAC held approximately 55% of the issued and outstanding common shares of the Company. The acquisition of Peru SAC, therefore, was recorded as a reverse acquisition for accounting purposes. Peru SAC was incorporated on May 10, 2006 under the laws of Peru. In accordance with the provisions governing the accounting for reverse acquisitions, the financial statements are presented as a continuation of Peru SAC and include the results of operations of Peru SAC since incorporation on May 10, 2006, and the results of operations of the Company since the date of acquisition on September 15, 2006.

The Company previously focused its business efforts on the development of software specializing in web applications using MicrosoftTM technologies. In contemplation of the share exchange transaction with Peru SAC, the Company abandoned its original business plan and sold its' investment in its previous subsidiary, Metasun Software Corp. ("Metasun"), and the related software business to two former shareholders in consideration for the cancellation of all shares of the Company's' common stock previously owned by them and the waiver and forgiveness of any outstanding amounts owed by the Company to them.  As of the closing date of the Share Exchange Agreement, the Company commenced the business of the production, marketing and sale of clean burning biofuels focusing on Latin America. The Company's shares trade on the NASD OTC Bulletin Board under the symbol 'PBOF'.

On August 7, 2006, the Company completed a merger with its wholly-owned subsidiary, Pure Biofuels Corp., which was incorporated solely to effect the name change. As a result, the Company changed its name from "Metasun Enterprises, Inc." to Pure Biofuels Corp. In addition, effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 75,000,000 share of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. All share amounts have been retroactively adjusted for all periods presented. During the period, the Company also changed its fiscal year-end from January 31 to December 31.

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated or sustained significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financing or generate profitable operations. As at September 30, 2006, the Company has working capital of $3,473,753 and has accumulated losses of $490,733 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.   Summary of Significant Accounting Principles

a)   Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiary, Peru SAC. All significant intercompany transactions and balances have been eliminated. The Company is a development stage

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.   Summary of Significant Accounting Principles (continued)

a)   Basis of Presentation (continued)

company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting for Development Stage Enterprises". The Company's fiscal year end is December 31. The balance sheet of Metasun has been presented as at January 31, 2006. However, the consolidated statements of operations and cash flows only represent the Company's transactions from May 10, 2006 (Date of Inception) to September 30, 2006 as there are no comparative figures.

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

c)   Financial Instruments/Concentrations

The fair value of financial instruments which include cash, receivables, accounts payable and accrued liabilities, and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company's operations are in Peru and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)   Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109 the Company is required to compute deferred income tax assets for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

e)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

f)    Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. As of September 30, 2006, the Company has no stock option plan and has not granted any stock options or recorded any stock-based compensation since inception.

g)   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement will not have a material effect on the Company's future reported financial position or results of operations.

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.   Summary of Significant Accounting Principles (continued)

g)   Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement will not have a material effect on the Company's future reported financial position or results of operations.

3.      Recapitalization Translation

On July 26, 2006, the Company entered into a Share Exchange Agreement, among the Company, Peru SAC, and the former stockholders of Peru SAC in which the Company acquired 99.9% of the issued and outstanding shares of Peru SAC. The Share Exchange Agreement occurred on September 15, 2006 (Date of Acquisition).  In accordance with the Share Exchange Agreement, the Company issued 29,999,970 shares of the Company's common stock to the former stockholders of Peru SAC for 99.9% of the 1,000 issued and outstanding common shares of Peru SAC on the basis of 30,030 common shares of the Company for every one common share of Peru SAC.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions, as the former stockholders of Peru SAC controlled approximately 55% of the issued and outstanding shares of the Company on completion of the transaction.  The share exchange is deemed to be a reverse acquisition for accounting purposes.  Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. The post-acquisition entity is accounted for as a recapitalization of Peru SAC.  The value assigned to the common shares was valued based on the fair value of net assets of the Company at the recapitalization date which approximated a carryover basis of $1,631,459.

The purchase price was allocated to the following assets and liabilities:

Cash	$1,812,202
Accounts payable and accrued liabilities	(180,743)

Paid by issuance of 29,999,970 shares of common stock	$1,631,459

The consolidated statements of operations and cash flows for the period from May 10, 2006 (Date of Inception) to September 30, 2006, include the results of operations of Peru SAC and the Company's results of operations from September 15, 2006 (Date of Acquisition) to September 30, 2006. The equity amounts are those of Peru SAC, however, the number of shares issued and outstanding at September 30, 2006, are the Company's.

4.   Related Party Transactions

The Company entered into the following transactions with related parties from May 10, 2006 (Date of Inception) to September 30, 2006:

a)   Accrued consulting fees of $230,000 for services provided by the President of the Company.

b)   Accrued a consulting fee bonus of $100,000 to a director of the Company.

c)   Accrued consulting fees of $4,500 and consulting fee bonuses of $6,500 for services provided by directors of the Company (Note 5(c) and (d)).

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

4.   Related Party Transactions (continued)

d)   Accrued wages of $15,000 to the President and an employee related to the President of the Company (Note 5(e) and (f)).

Included in accounts payable and accrued liabilities at September 30, 2006 is $125,000 owing to directors, the President and an employee related to the President of the Company.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

5.   Commitments

On September 15, 2006, the Company entered into the following consulting agreements, all of which are cancellable within 28 days written notice, with:

a)   A consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the period ended September 30, 2006, consulting fees of $1,500 were incurred.

b)   Another consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the period ended September 30, 2006, consulting fees of $1,500 were incurred.

c)   A director to provide management services. Under the terms of the agreement, the Company agreed to pay $7,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $3,500. During the period ended September 30, 2006, consulting fees of $3,500 were incurred.

d)   A director to provide bookkeeping and accounting services to the Company. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $3,000. During the period ended September 30, 2006, consulting fees of $1,000 were incurred.

The Company also entered into the following agreements during the period ended September 30, 2006:

e)   On September 1, 2006, the Company entered into an employment agreement with the President of the Company. Under the terms of the agreement, the Company agreed to pay $10,000 per month for an indefinite term. During the period ended September 30, 2006, wages of $10,000 were incurred.

f)    On September 1, 2006, the Company entered into an employment agreement with an employee related to the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an indefinite term. During the period ended September 30, 2006, wages of $5,000 were incurred.

g)   On September 4, 2006, Peru SAC entered into a technology license agreement (the "License Agreement") with Capricorn Del Peru SAC ("Capricorn") of Lima, Peru, who licensed the technology to construct a biodiesel refinery in Callao.  Capricorn will provide the design, schematics and operational parameters (temperature, pressure, residence time, flow and control) for the construction of the refinery.  Under the agreement, the Company is required to pay Capricorn a total of $1,200,000 plus general sales tax, of which $360,000 is payable upon execution of the agreement, $360,000 is payable within 30 days of execution of the agreement, and $480,000 is payable upon delivery of the designs. As of September 30, 2006, the Company accrued $856,800 relating to the License Agreement (Note 7(j)).

h)   On September 7, 2006, Peru SAC entered into a CDM emission reductions purchase agreement with Ecosecurities Group PLC, who has agreed to (i) work with the Company to obtain a Clean Development Mechanism (CDM) approved by the European Trading Scheme and (ii) buy 100% of the Certified Emission Reduction credits generated by the Company's refinery, when constructed and in operation.

i)    On September 29, 2006, Peru SAC entered into an engineering services contract with Polindustria S.A. ("Polindustria") of Lima, Peru, who will develop the concepts, designs, installation and construction of the Company's biodiesel refinery.  Under the agreement, the Company is required to pay Polindustria $120,000 plus applicable taxes, upon the completion of certain stages over 100 days (Note 7(i)).

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

6.   Capital Stock

a)   Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 share of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001.

b)   On September 15, 2006, the Company issued 29,999,970 common shares to the former shareholders of Peru SAC   pursuant to a Share Exchange Agreement entered into on July 26, 2006. Refer to Note 3.

c)   In September, 2006, the Company received proceeds of $4,864,708 in respect of stock subscriptions for 6,269,527 units of at a price of $0.75 per share, as per a private placement (Note 7(a)). Of the proceeds received, $1,811,985 was received prior to the Date of Acquisition and applied against the purchase price set forth in the Share Exchange Agreement (Note 3).

7.   Subsequent Events

Subsequent to September 30, 2006, the Company entered into the following transactions:

a)   The Company completed a private placement of 6,269,527 units at an issue price of $0.75 per unit for total proceeds of $4,702,145. Of the total proceeds received, $4,864,708 was received prior to September 30, 2006 of which $162,711 was returned to certain ineligible subscribers and a further $148 is still receivable. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50. In conjunction with the private placement, the Company paid a finder's fee of $195,000.

b)   On October 1, 2006, Peru SAC entered into a lease for premises in Lima, Peru.  Under the terms of the lease, the Company is required to make monthly payments of $4,000 until September 2009.

c)   On October 10, 2006, the Company entered into a lease for premises in Vancouver, British Columbia.  Under the terms of the lease, the Company is required to make monthly payments of $2,800 until October 2008.

d)   On October 12, 2006, Peru SAC entered into a commercial distribution agreement with Ocean Marine S.A.C. of Peru, who has agreed to distribute and purchase the biodiesel product that the Company will produce when the refinery is constructed.

e)   On November 1, 2006, the Company approved a stock option plan (the "Plan") that enables it to grant options to employees, including officers and directors of the Company, its subsidiaries and other individuals who contribute to the success of the Company. The board of directors will administer the Plan whereby it may, from time to time, grant up to a total of 18,000,000 stock options. The stock options granted under the Plan shall vest and become exercisable at such time and such terms as the board of directors may determine at the time of the grant of the options.

f)    The Company completed a private placement of 426,666 units at an issue price of $0.75 per unit for total proceeds of $320,000. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50.

g)   The Company incorporated a Peruvian subsidiary, Palma Industrial S.A.C. ("Palma") to plant oil bearing crops to be processed at the Company's biodiesel refinery when it is constructed.

h)   The Company entered into a memorandum of understanding with Conapal, Conferederacion Nacional de Palma, who will provide the Company with a supply of oil bearing crops when required.

i)    The Company paid $71,400 to Polindustria, comprised of $60,000 in payments and $11,400 in taxes, under the terms of the engineering services contract (Note 5(i)).

j)    The Company paid $856,800 to Capricorn, under the terms of the License Agreement, comprised of $720,000 in payments and $136,800 in taxes (Note 5(g)).

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report.  The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "hope", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on October 2, 2003 and commenced operations commensurate with the acquisition of Metasun Software Corp. on November 30, 2003.  We acquired Metasun Software Corp. from Chad DeGroot, our former president, by issuing a $10,000 promissory note, at the rate of prime plus 2% and due on demand.  The acquisition was accounted for as a reverse takeover.  Effective January 12, 2005, our issued and outstanding common shares were split on a 5.332687957 for one (1) basis.  Effective August 7, 2006, we effected a one and one-quarter (1.25) for one (1) forward stock split of our authorized, issued and outstanding common stock.  In addition, effective August 7, 2006, we completed a merger with our subsidiary, Pure Biofuels Corp., which we incorporated solely to effect a change of name from "Metasun Enterprises, Inc." to "Pure Biofuels Corp.", after we entered into a share exchange agreement dated July 26, 2006, as amended August 31, 2006, with Pure Biofuels del Peru SAC ("Pure Biofuels Peru"), the shareholders of Pure Biofuels Peru and Luis Goyzueta.  Also on September 15, 2006, we changed our fiscal year end from January 31 to December 31.

According to the closing of the share exchange agreement on September 15, 2006, we issued 29,999,970 common shares to the former shareholders of Pure Biofuels Peru in exchange for our acquisition of 999, or 99.9%, of the issued and outstanding common shares of Pure Biofuels Peru on the basis of 30,030 common shares of our company for every one common share of Pure Biofuels Peru.  The acquisition of Pure Biofuels Peru is deemed to be a reverse acquisition for accounting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006.  Also on September 15, 2006, we entered into a share purchase agreement with Chad DeGroot and Alastair Anderson.  We sold all of the issued and outstanding shares of Metasun Software Corp., a wholly-owned subsidiary of our company, to Chad DeGroot and Alastair Anderson and in consideration Chad DeGroot tendered 27,145,710 pre-split common shares for cancellation and Alastair Anderson tendered 7,984,033 pre-split common shares for cancellation, being all of the common shares in the capital of our company held by such individuals, and the waiver and forgiveness of any outstanding amounts owed by our company to such individuals.

On October 18, 2006, we issued 6,269,527 units to 97 investors at an issue price of $0.75 per unit for total proceeds of $4,702,145.25 in accordance with the terms of private placement agreements. We issued the 6,269,527 units in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933). Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant.  Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.

On November 10, 2006, we issued 426,666 units to 2 investors at an issue price of $0.75 per unit for total proceeds of $320,000 in accordance with the terms of private placement agreements.  We issued the 426,666 units in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).  Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant.  Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.

Business Overview

Since our incorporation, our principal business was in developing software specializing in web applications using MicrosoftTM technologies.  Our only software product was MetaTraffic, a website statistics program designed specifically for ASP based websites.  In addition, we provided website maintenance and server administration services.  We were not financially successful in implementing our business plan as a software development business and were not able to generate sustained or significant revenues.

Subsequent to the acquisition of Pure Biofuels Peru on September 15, 2006, we abandoned our previous business plan and we commenced the business of assembling and managing a portfolio of clean fuel (ethanol, biodiesel and gas-to-liquid) assets, through Pure Biofuels Peru.  Our business strategy is to generate revenues through the production, processing and distribution of biodiesel as an alternative fuel for freight and transportation fleets, marine, farming, rail and aviation industries, and other industrial uses.

Biodiesel is a safe, non-toxic, renewable fuel derived from vegetable oils and methanol that can be easily used in unmodified diesel engines.  Biodiesel has been called "liquid solar energy" because its energy content is derived from plants that capture solar energy during photosynthesis.  The plants grown to produce biodiesel consume carbon dioxide CO2, so they naturally balance most of the CO2 released when the fuel is combusted, offsetting a major contributing factor to global warming.  Biodiesel is biodegradable and non-toxic, and has significantly fewer emissions than petroleum-based diesel when burned.

Our management is a focused senior team of professionals with finance and project development expertise.  Our management has extensive experience and knowledge in the production of biodiesel and the renewable energy sector.  In addition, our company has attracted a skilled team of advisors and contractors with significant experience in the field.

Within the renewable energy sector, our company's primary investment opportunities will involve clean fuels (primarily ethanol and biodiesel), enabling technologies and the cultivation, harvesting and processing of oil plant feedstock in low cost growing locations. From a strategic value perspective, our management believes a geographic focus in South America will be a key component to building scale.

We are proposing to construct and operate a biodiesel processing plant on 1.5 hectares of land sub-leased near the Callao Port in Lima, Peru.  The plant is designed for a continuous 24 hour production of 48,000 gallons of biodiesel per day, equating to approximately 16.8 million gallons per year. Approximately 2.9 million pounds of crude glycerol will also be produced from the process.

To date, we have not generated any revenues from the production, processing and distribution of biodiesel.  We plan to commence processing, production and distribution of biodiesel upon completion of our proposed biodiesel processing plant located near Callao Port in Lima, Peru.  We are a development stage company and we anticipate that we will require significant time and financing before we generate any revenue.  Once we have completed construction of our proposed biodiesel processing plant, we intend to generate revenues through the sale of biodiesel and glycerin. We have already signed certain pre-sale agreements with local Peruvian fuel distributors for the entire anticipated production from the Callao facility.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares.  We have sufficient funds to meet our obligations for the short term of 3 months.  However, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploration projects.

PLAN OF OPERATIONS

Overview

This current report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled "Forward Looking Statements." This may occur as a result of many factors, including those set forth in the section entitled "Risk Factors."

We intend to construct and operate a 16 million gallon biodiesel production plant at Callao Port in Lima, Peru.  Currently, we are a development stage company with no revenues from operations. To date, our efforts have been devoted principally to developing plans for the construction of the plant, engaging service providers and related activities.

On September 4, 2006, Pure Biofuels Peru entered into a technology license agreement with Capricorn Del Peru S.A.C. of Lima, who licensed the technology to construct a biodiesel refinery in Callao.  Capricorn will provide the design, schematics and operational parameters (temperature, pressure, residence time, flow and control) for the construction of the refinery.  Under the agreement, we are required to pay Capricorn a total of $1,200,000 plus general sales tax, of which $300,000 is payable upon execution of the agreement, $300,000 is payable within 30 days of execution of the agreement, and $400,000 is payable upon delivery of the designs.  A translated copy of the agreement is attached hereto as Exhibit 10.2.

On September 29, 2006, Pure Biofuels Peru entered into an engineering services contract with Polindustria S.A. of Lima, who will develop the concepts, designs, installation and construction of our biodiesel refinery.  Under the agreement, we are required to pay Polindustria $120,000 plus applicable taxes.  A translated copy of the agreement is attached hereto as Exhibit 10.3.

The plant will have a design capacity to produce 16.8 million gallons of biodiesel per year. In addition, we expect the plant will produce approximately 2.9 million pounds of crude glycerin each year. The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

We will not generate revenue until we complete construction of our plant, which we are targeting for August 2007, or earlier if possible. In order for us to construct the plant and commence operations, we will require a first round equity financing in the amount of $11 million.  In October 2006, we raised $4,702,145 by issuing 6,269,527 units to 97 non-US resident subscribers.  On November 10, 2006, we raised another $320,000 by issuing 426,666 units to two non-US resident subscribers.  Each unit consists of one common share and one-half warrant.  Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.  In conjunction with the private placement, the Company paid a finder's fee of $195,000.  If we are successful in obtaining the first round equity financing, we intend to utilize the proceeds of such financing as follows:

Use of Proceeds	Amount
Organizational and Financing Costs	$ 855,603
Capital Equipment	6,525,864
Working Capital	2,069,056
Growth Initiatives: Research and Due Diligence	1,000,000
Contingency	549,477
Total	$11,000,000

In October 2006, Pure Biofuels Peru incorporated a Peruvian subsidiary company, Palma Industrial S.A.C. to plant oil bearing crops such as African palm and jatropha to be processed at our biodiesel refinery when it is constructed.  We plan to apply for forestry land from the Peruvian government, which would provide us with a minimum of 20,000 hectares of land.  Further, Pure Biofuels Peru entered into a memorandum of understanding with Conapal, Conferederacion Nacional de Palma, who will provide us with a supply of oil bearing crops when required.

On September 7, 2006, Pure Biofuels Peru entered into a CDM emission reductions purchase agreement with Ecosecurities Group PLC, who has agreed to (i) work with us to obtain a Clean Development Mechanism (CDM) approved by the European Trading Scheme and (ii) buy 100% of the Certified Emission Reduction credits generated by our refinery, when constructed and in operation.  A translated copy of the agreement is attached hereto as Exhibit 10.4.

On October 12, 2006, Pure Biofuels Peru entered into a commercial distribution agreement with Ocean Marine S.A.C., who has agreed to distribute and purchase the biodiesel product we produce when our refinery is constructed.  A translated copy of the agreement is attached hereto as Exhibit 10.5.

Organizational and Financing Costs

We estimate that our organization and financing costs for the next twelve month period will be approximately $855,603. These costs will primarily consist of legal, administrative, compliance and other expenses.

Capital Equipment

We are planning to commit to the purchase order to acquire the process equipment within the next two months.  Based on our project schedule, site assembly and infrastructure building will commence in February 2007 with completion and startup in August 2007. Our planned capital expenditures for the next twelve month period in connection with the construction of the plant are estimated as follows:

Expenditure	Amount
Biodiesel Processing Plant (Installed)	$2,551,790
Storage Tanks	2,088,000
Buildings	280,000
Materials Handling Equipment	1,150,000
Spare Parts	40,000
Lab Equipment	76,000
Office Equipment and Software	150,000
Insurance	190,074
Total	$6,525,864

Growth Initiatives: Research and Due Diligence

We estimate that our research and due diligence costs for the next twelve month period will be approximately $1,000,000. These costs will primarily consist of feasibility studies to start our own plantations of palm oil in order to be self sufficient in the sourcing of our feedstock.

Contingency

We estimate that our contingency costs for the next twelve month period will be approximately $549,478. These costs will primarily consist of increases in raw materials cost for plant construction such as steel or cement or delays in permitting from the local authorities.

Employees

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $450,000. These costs will primarily consist of wages and consulting contracts for hired professionals.

There will be seven employees pre-construction and twenty two post-construction of our processing plant.  The new employees post-construction will consist of plant operators and quality control personnel.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully complete construction of our biodiesel processing plant. We cannot predict whether or when this may happen and this causes uncertainty with respect to the continuation and growth of our company and our ability to generate revenues.

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ending December 31, 2006.

Given that we are a development stage company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including our ability to manage our expected growth, complete construction of our proposed plant and commence operations. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Plan of Operation

Our acquisition of Pure Biofuels Peru was recorded in our financial statements as a reverse acquisition for accounting purposes.  Pure Biofuels Peru was incorporated on May 10, 2006 under the laws of Peru. In accordance with the provisions governing the accounting for reverse acquisitions, the financial statements are presented as a continuation of Pure Biofuels Peru and include the results of operations of Pure Biofuels Peru since incorporation on May 10, 2006, and the results of operations of the Company since the date of acquisition on September 15, 2006.

Pure Biofuels Peru has not had revenues from operations since its incorporation on May 10, 2006, and the Company has not had revenues from operations since September 15, 2006.  For a description of our plan of operations for the next 12 months, see Plan of Operations described above.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

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

Risks Related To Our Business

We have no operating history on which to base an evaluation of our business.

We are a recently incorporated development stage company with no operating results to date. As we have no operating history, we cannot evaluate our financial performance as of the date of this current report. Our ability to continue our operations is dependent on our obtaining financing through the sale of our equity securities. We anticipate that we will incur increased operating costs without realizing any revenues until the construction of our proposed biodiesel processing plant is completed, which we expect to occur in August 2007. There can be no assurance that we will be able to complete the construction of our proposed biodiesel processing plant in August 2007, if ever, and therefore we may never realize any revenues. For the year ending December 31, 2007, we expect to incur over $6.5 million on capital expenditures for the construction and startup of our proposed biodiesel processing plant and approximately $500,000 in operating expenses. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our proposed biodiesel processing plant, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. There is no assurance that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until our proposed biodiesel processing plant is completed. We estimate our average monthly operating expenses to be approximately $100,000. As a result, we will need to acquire financing. There can be no assurance that we will be able to obtain the financing we require, or obtain such financing on terms that are commercially viable for us. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our business could be significantly impacted by changes in government regulations over energy policy.

Our operations and properties are subject to a wide variety of federal, provincial and municipal laws and regulations, including those governing the use, storage, handling, generation, treatment, emission release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of our operations exposes us to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Environmental legislation also provides for standards, restrictions and prohibitions on the handling of certain types of waste and for releases, spills, emissions into the environment of substances that are being handled by our company. Any breach by our company of such legislation may result in the suspension or revocation of necessary licenses, permits or authorizations, civil liability and the imposition of fines and penalties which would adversely affect our financial condition.

Our future growth is dependent upon strategic relationships with existing petroleum distributors and feedstock suppliers. If we are unable to develop and maintain such relationships, our future business prospects could be significantly limited.

Our future growth will generally be dependent on relationships with third parties, including alliances with petroleum distributors and feedstock suppliers. We must be successful in establishing strategic distribution and feedstock collection alliances with third parties. These third parties may not regard their relationship with us as important to their own business and operations, and there is no assurance that they will not reassess their commitment to our business in the future or that they will not develop products and services that compete with ours. Furthermore, these third parties may not perform their obligations as agreed. In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected.

We plan to grow very rapidly, which will place strains on our management team and other company resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes. We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties. To manage the expected growth of our operations and personnel, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, management may be unable to hire, train, retain, motivate and manage required personnel and our management may be unable to successfully identify, manage and exploit existing and potential market opportunities. As a result, our business and financial condition may be adversely affected.

Our proposed operations involve certain environmental risks, including spills or leaks of hazardous and/or flammable substances, which may negatively impact our financial condition.

Our proposed operations include the transport, storage, handling and processing of hazardous materials which involve inherent environmental risks. Any spillage or leaks of hazardous and/or flammable substances used in our operations may cause injury to persons and/or damage to property. As a result, we may become subject to liability for such hazards and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities and other expenses, such as restorative environmental costs, will have a negative impact on our financial condition.

We are dependent on a limited source of supply of oil bearing crops.

Our main source of supply of oil bearing crops is to grow the crops ourselves and with Canopal.  If one or both of these sources becomes unavailable for a period of time, there could be exposure to high wholesale power prices and that amount could be material.

A significant decline in the price of oil could cause our business to lose customers or render our operations obsolete.

Our success is dependent, in part, to the current high price of oil.  A significant decline in the price of oil will have a direct impact on our financial performance.

There are risks associated with conducting our business operations in Peru, including political and social unrest.

Our proposed biodiesel processing plant will be located in Peru and, accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S. Peru is a developing country that has experienced political, social and economic difficulties over the last several years. Our operations could be affected in varying degrees by political instability, social unrest and changes in government regulation relating to foreign investment and the biofuel industry. Operations may also be affected in varying degrees by possible terrorism, military conflict, crime, fluctuations in currency rates and high inflation. In addition, Peru has, from time to time in the past, nationalized private businesses. There can be no assurance that the Peruvian government will not nationalize our business and our assets in the future. Our operations could be adversely affected by continued political, social and economic unrest in Peru.

We will depend on key service providers for assistance and expertise in beginning operations and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success.

We must establish and maintain relationships with several key providers for contracting, consulting and other services. Initially, we will need to secure contracts for labor and materials in relation to the construction of our proposed biodiesel processing plant. Upon completion of our proposed biodiesel processing plant, we will need to secure transportation and utility services, ensuring environmental compliance and obtaining required permits, contracting for feedstock supplies and, eventually, marketing our biodiesel. If we should fail to maintain our relationship with any of these key providers, or if any of these providers should fail to perform, we would be forced to locate and retain alternative providers. As a consequence, due to the critical nature of these services, the commencement, and continuation, of our operations could be very seriously delayed, our start-up expenses could be significantly increased and our business could be greatly harmed, even to the point of failure of our company.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

We have several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can develop and construct our proposed biodiesel processing plant and commence operations.  We have identified the parties with whom we would need to establish a relationship but we have yet to finalize our negotiations of the terms of the contract.   Examples include agreements for equity financing, agreements to supply us with access to transportation facilities, agreements to supply us with feedstocks and natural gas, contracts with other utilities, and contracts to sell our production. Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the construction of our proposed biodiesel processing plant and the commencement of our operations could be delayed, our expenses could be increased and our profitability could be adversely affected and the value of your investment could decline.

The cost of construction for our proposed biodiesel plant could increase and, if an increase occurs, our reserves may be depleted and the additional debt or equity capital that may be required could delay and diminish our profitability and decrease the value of your investment in our company.

A preliminary budget contemplates construction of our proposed biodiesel processing plant at an estimated cost of $6.5 million. Our financial plan is based on this estimated cost, plus the cost of site acquisition and improvements, an administrative building, start-up and development costs and reserves estimated of approximately $5,000,000, resulting in total estimated capital requirements of $11,000,000. If the cost to design and construct our proposed biodiesel processing plant or other costs increase due to economic factors, design modifications, construction delays or cost overruns, the total cost of our project and the capital required could increase, perhaps significantly. In such an event, our profitability and ultimately the financial condition of our company will be adversely affected.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to timely commence operations.

Our construction timetable, which we believe to be reasonable, assumes the commencement of construction of our proposed biodiesel processing plant in February 2007 and startup in August 2007. Our schedule depends upon several assumptions, including the effectiveness of agreements that remain to be negotiated and signed. We could also incur delays in the construction of our proposed biodiesel processing plant if we need to change the site for the plant due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, defects in materials or workmanship or other causes. In addition, the availability of financing, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards biofuel or our plant could result in delays in our timetable for construction and commencement of operations. Any such delays will adversely affect our ability to commence operations and generate revenue.

Defects in the construction or performance of our proposed biodiesel processing plant could result in a reduction in our revenues and profitability and in the value of your investment in our company.

We anticipate that the construction of our proposed biodiesel processing plant will contain warranties with respect to materials and workmanship and assurances that the plant will operate at design capacity. However, defects in the construction or performance of the plant could occur and there is no assurance that we will be able to correct any problems that do in fact occur. If our plant does not perform at or above design specifications, we may not be able to compete in a competitive marketplace. If defects delay the construction or hinder the operations of the plant, our operations, revenues, profitability and the value of your investment in our company could be materially adversely affected. If defects require a lengthy or permanent discontinuance of production, your investment could be reduced to very little or no value.

Our business will not be diversified because we will be primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

We expect our business to consist primarily of biodiesel production and sales and, to a lesser extent, consist of the sale of glycerin. We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell biodiesel and glycerin, or if the markets for such products declines. Our proposed biodiesel processing plant will not have the ability to produce any other products. Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the biodiesel industry.

Our financial results will greatly depend on prices for our feedstock supplies and market prices for the biodiesel that we produce.

The cost that we incur for our supplies of vegetable oil feedstock and rendered animal fats and the market prices for the biodiesel that we produce and sell will have a major impact on our financial results and profitability. Feedstock inputs, which comprise a major portion of our operating expenses, do not have a direct price relationship to the price of biodiesel in the marketplace. For an operating biodiesel plant, falling biodiesel prices, coupled with a rise in feedstock prices, can result in significant reductions in cash flow and reduced profitability. These prices will change based on available supplies, the supply and market prices for alternative products and other market factors. For instance, increased supplies of biodiesel may lead to lower prices for biodiesel, regardless of the price of feedstocks. In addition, increased production of biodiesel could result in increased demand for feedstocks, resulting in higher operating costs and lower profitability. There can be no assurance as to the price of these commodities in the future, and any increase in feedstock prices or decrease in the price of biodiesel would adversely affect our financial condition.

Our operating costs could be higher than we expect, and this could reduce our income and any distributions we may make.

In addition to general economic conditions, market fluctuations and commodity prices, significant increases in operating costs could adversely affect our company due to numerous factors, many of which are beyond our control. These increases could arise for several reasons, such as:

   higher prices for feedstocks, animal fats and other biodiesel resources (as discussed above);

   higher natural gas prices, due to rising energy prices in general or increased demands on available supplies of natural gas;

   increased costs for electricity, water and other utilities;

   higher transportation costs for required feedstocks and for our biodiesel products due to rising fuel costs and greater demands on truck and rail transportation services; and

  rising labor costs, particularly if any labor shortage should occur.

Upon completion of our proposed biodiesel processing plant, our operations will also subject us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety and other matters. We may have difficulty complying with these regulations and our compliance costs could increase significantly. Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, adversely affecting our financial condition.

The market price of biodiesel has followed the price of petroleum fuels, such as diesel fuel, and decreases in the price of petroleum-based fuels would very likely decrease the price of biodiesel, resulting in reductions in our revenues.

Historically, biodiesel prices have generally paralleled movements in petroleum prices. Petroleum prices in the international market have been difficult to forecast due to the impact of wars and other political factors, economic uncertainties, exchange rates and natural disasters. Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum fuel prices. Because biodiesel costs of production are relatively high compared to petroleum production and refining costs, a reduction in petroleum-based fuel prices can have a significantly adverse effect on biodiesel revenues and profits, which would adversely affect our financial condition.

The biodiesel industry is very competitive.

Competition in the biodiesel industry is strong and growing more intense as more production facilities are built and the industry expands. Our business will face competitive challenges from larger facilities that can produce a wider range and larger quantity of products than we can, and from other plants similar to our proposed biodiesel processing plant. All of these biodiesel producers will compete with us for feedstocks and customers in our regional market. We expect that additional biodiesel producers will enter the market if the regulatory environment remains favorable and the demand for biodiesel continues to increase.

As more biodiesel plants are built, biodiesel production will increase and, if demand does not sufficiently increase, this could result in lower prices for biodiesel and glycerin, which will decrease the amount of revenue we generate.

A significant number of biodiesel plants are currently being planned and built in the United States and around the world. As a consequence, biodiesel production is expected to increase rapidly in the next two to three years. The demand for biodiesel is dependent upon numerous factors such as governmental regulations, governmental incentives, whether existing incentives for the production and use of biodiesel continue and the development of other technologies or products that may compete with biodiesel. If the demand for biodiesel does not sufficiently increase, then increased biodiesel production may lead to lower biodiesel prices. In addition, because biodiesel production produces glycerin as a co-product, increased biodiesel production will also lead to increased supplies of glycerin. Demand for glycerin depends upon various factors, the most significant of which is oversupply. A further increase in the supply of glycerin, without offsetting increases in demand, could continue the trend to lower prices in the glycerin market. Decreases in the market price of biodiesel and glycerin will result in lower revenues for our company, decreased profitability, and adversely affect our financial condition.

Technological advances and changes in production methods in the biodiesel industry could render our plant obsolete and adversely affect our ability to compete and the value of your investment.

Technological advances could significantly decrease the cost of producing biodiesel. If we are unable to adopt or incorporate technological advances into our operations, our proposed biodiesel processing plant could become uncompetitive or obsolete. We expect that technological advances in biodiesel production methods will continue to occur. If improved technologies become available to our competitors, they may be able to produce biodiesel at a lower cost than us. In such an event, we may be required to acquire new technology and retrofit our plant so that we remain competitive. There is no assurance that third-party licenses for any new technologies would be available on commercially reasonable terms or that any new technologies could be incorporated into our proposed biodiesel processing plant. The costs of upgrading our technology and plant could be substantial. If we are unable to obtain, implement or finance new technologies, our plant could be uncompetitive and our operating income would be reduced.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our profitability.

Alternative fuels, including a variety of energy alternatives to biodiesel, are continually under development. Petroleum based fuels and other energy sources that can compete with biodiesel in the marketplace are already in use and more acceptable alternatives may be developed in the future, which may decrease the demand for biodiesel or the type of biodiesel that we expect to produce. Technological advances in engine and exhaust system design and performance could also reduce the use of biofuels, which would reduce the demand for biodiesel. Further advances in power generation technologies, based on cleaner hydrocarbon based fuels, fuel cells and hydrogen are actively being researched and developed. If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biodiesel could be significantly diminished or replaced, which would adversely affect our financial condition.

Competition for qualified personnel in the biodiesel industry is intense and we may not be able to hire and retain qualified managers, engineers and operators to operate our plant efficiently.

When construction of our proposed biodiesel processing plant nears completion, assuming we are able to begin and continue such construction, we will need a significant number of employees to operate the plant. Our success depends in part on our ability to attract and retain competent personnel. We must hire or otherwise engage qualified managers, engineers and accounting, human resources, operations and other personnel. Competition for employees in the biodiesel industry is intense. If we are unable to hire, train and retain qualified and productive personnel, we may not be able to operate the plant efficiently and the amount of biodiesel we produce and market may decrease.

Compliance with new and existing environmental laws and regulations could significantly increase our construction and start-up costs, and force us to delay or halt construction or operation.

To construct our proposed biodiesel processing plant, we will need to obtain and comply with a number of permitting requirements. We may have difficulties obtaining the permits we need. As a condition of granting necessary permits, regulators could make additional demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the construction and operation of our proposed biodiesel processing plant. If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of the plant. This would significantly increase the cost of our proposed biodiesel processing plant. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct and operate our proposed biodiesel processing plant as planned.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel such as Luis Goyzueta, Patrick Orlando, Carlos Alberto Pinto and Gustavo Goyzueta because of their experience in the alternative energy industry and specifically with biodiesel and related products. The loss of the services of one or more of these individuals may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, the main operating section of our business is located in Lima, Peru. Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgements predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

Our business is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our company.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may have a negative impact on our operations.

Risks Related To Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 93,750,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended September 30, 2006:

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

Change in Control and Change in Business

On September 15, 2006, we acquired 99.9% of the issued and outstanding shares of Pure Biofuels Peru, a private Peruvian company, abandoned our previous business plan and commenced the plan to construct and operate a biodiesel processing plant in Peru through Pure Biofuels Peru.  At the same time we sold our wholly-owned subsidiary, Metasun Software Corp., to Chad DeGroot and Alastair Anderson, who in consideration returned to us for cancellation all shares of our company that were held by them.  This acquisition and disposition of assets are described in more details in our Form 8-K filed on October 2, 2006.

Changes in Directors and Officers

Also on September 15, 2006, Chad DeGroot resigned as a director and officer of our company, and Luis Goyzueta and David Clifton were appointed directors.  On October 27, 2006, David Clifton resigned as director.  On November 9, 2006, Joy Clifton was appointed a director.  Presently, we have two directors, Luis Goyzueta and Joy Clifton.  Luis Goyzueta is our CEO and President, and Joy Clifton is our Secretary-Treasurer.  David Clifton, Joy Clifton's son, remains our Vice President.  Patrick Orlando is our Chief Technical Officer, and Luis Goyzueta's brother, Gustavo Goyzueta, is our Chief Financial Officer.

Luis Goyzueta obtained a degree in Economics and Finance from Bentley College in Boston. Mr. Goyzueta has been a director of Urex Energy Corp., a Nevada corporation whose business primarily includes the acquisition and exploration of uranium mining properties, since August 31, 2005. Prior to this, Mr. Goyzueta has had over seven years experience working as an executive with natural resource companies in Peru. Most recently, he has been the General Manager of Interpacific Oil, the only biodiesel producer in Peru. In addition, Mr. Goyzueta has been a director of Compania Minera Moria, a privately held mining company in Peru, and Oiltec, a petrochemical distributor.

David Clifton has been in the venture capital market for over 15 years. He has been an investment advisor in Canada for over eleven years, working for Goepel McDermid and Dundee Securities. Mr. Clifton has held General Manager positions and has been a director in two private Peruvian mining companies, Grupo Minero and Minera Panmericana. He has also performed consulting work for both public and private companies. Mr. Clifton is the co-founder of Pure Biofuels del Peru S.A.C.

From 2001 to the present, Joy Clifton has been the President and Chief Executive Officer of Soar International Management Company, a boutique early stage business development incubator. Prior to founding Soar International Management Company, Ms. Clifton was a founder and director of Soar International Events Company from 1993 through to 2001, where she was responsible for business development. Soar International Events Company was involved in the sport event market industry. From 1989 to 1993, Ms. Clifton was the Executive Secretary at Swim BC, an Olympic swimming governing body.

Patrick Orlando, age 34, has held a number of senior positions with leading corporations including Deutsche Bank, J.P. Morgan & Co. Inc. and Banco Interandino. He is currently Director of P.O. Consulting, where he provides consulting services to a number of companies focused on project analysis, engineering and financial studies, and implementing new technologies. Mr. Orlando holds a B.Sc. in Mechanical Engineering from the Massachusetts Institute of Technology and an MBA from Alfred P. Sloan School of Management.

Gustavo Goyzueta, age 27, has held manager positions with Oiltec s.a.c and Software s.a. for the past four years.  While working for these companies, he conducted investment analysis, negotiated terms, coordinated treasury functions and capital budgeting. Mr. Goyzueta holds a B.Sc. in Finance from Bentley College in Boston.

Consulting Contracts

Luis Goyzueta

Effective September 1, 2006, Pure Biofuels Peru entered into an employment agreement with Luis Goyzueta to provide the services of general manager to Pure Biofuels Peru.  The agreement provides for Pure Biofuels Peru to pay Mr. Goyzueta $10,000 per month and is terminable by either party by providing the required notice.  A copy of the translated copy of this employment agreement is attached hereto as Exhibit 5.1.

Gustavo Goyzueta

Effective September 1, 2006, Pure Biofuels Peru entered into an employment agreement with Gustavo Goyzueta to advise and assist Pure Biofuels Peru in all aspects of the financial, bookkeeping and accounting services, and to assist in establishing proper internal control procedures and documentation for Pure Biofuels Peru.  The agreement provides for Pure Biofuels Peru to pay Mr. Goyzueta $5,000 per month and is terminable by either party by providing the required notice.  A copy of the translated copy of this employment agreement is attached hereto as Exhibit 5.2.

Patrick Orlando

We do not have a written contract with Patrick Orlando.

David Clifton

Effective September 15, 2006, the Company entered into a consulting agreement with David Clifton and Clifton Consulting, to advise and assist the Company in implementing a strategy for executing the business plan, to provide direction to management, to assist with the day-to-day operations of the Company, to advise and assist the Company in developing and implementing plans and materials for presentation to the financial community as well as assist the Company with shareholder relations among other duties.  The agreement provided that the Company compensates Mr. Clifton $7,000 per month, and a one-time signing bonus of $3,500.  The agreement is terminable by either party on four weeks notice.  A copy of this consulting agreement is attached hereto as Exhibit 5.3.  The Company also paid Mr. Clifton a one-time director bonus of $100,000.

Joy Clifton

Effective September 15, 2006, the Company entered into a consulting agreement with Joy Clifton and Soar International, to provide bookkeeping and accounting services, and to assist in establishing proper internal control procedures and documentation for the Company.  The agreement provided that the Company compensates Ms. Clifton $2,000 per month, and a one-time signing bonus of $3,000.  The Agreement is terminable by either party on four weeks notice.  A copy of this consulting agreement is attached hereto as Exhibit 5.4.

Andrew Tai

Effective September 15, 2006, the Company entered into a consulting agreement with Tai Consulting and Andrew Tai, to provide investor relations services to the Company, advise and assist the Company in developing and implementing plans and materials for presentation to the financial community, initiate and maintain contact with brokers and brokerage houses to provide them with the news of the Company; as well as to travel to and attend trade shows to promote the interests of the Company and the Company's business.  The agreement provided that the Company compensates Mr. Tai $3,000 per month, and a one-time signing bonus of $7,500.  The agreement is terminable by either party on four weeks notice.  A copy of this consulting agreement is attached hereto as Exhibit 5.5.

Kevin Mizuno

Effective September 15, 2006, the Company entered into a consulting agreement with Miz 1 Consulting and Kevin Mizuno, to provide investor relations services to the Company, advise and assist the Company in developing and implementing plans and materials for presentation to the financial community, initiate and maintain contact with brokers and brokerage houses to provide them with the news of the Company; as well as to travel to and attend trade shows to promote the interests of the Company and the Company's business.  The agreement provided that the Company compensates Mr. Mizuno $3,000 per month, and a one-time signing bonus of $7,500.  The agreement is terminable by either party on four weeks notice.  A copy of this consulting agreement is attached hereto as Exhibit 5.6.

Vancouver Office

On October 10, 2006, we entered into a lease for premises located at 910 Richards Street, Suite 203, Vancouver, British Columbia.  We are leasing this 1,900 square feet of operations as our principal executive office at approximately $2,800 (CAD$3,000 plus taxes) per month until October 2008.

Peru Office

On October 1, 2006, Pure Biofuels Peru entered into a lease for premises located at Av. Canaval y Moreyra 380, Of 402, San Isidro, Lima, Peru.  We are leasing this 420 square meters of operations as the operations office for our Peruvian subsidiary, at $4,000 per month until September 31, 2009.

Stock Option Plan

On November 1, 2006, we adopted a stock option and award plan, which authorizes the issuance of up to 18,000,000 shares of common stock of the Company by way of options and stock awards to the Company's employees, directors, officers, consultants and advisors.  The Company plans to grant stock options to the employees of its Peruvian subsidiary.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
5.1	Employment Agreement between Pure Biofuels Peru and Luis Goyzueta dated September 1, 2006 (translated copy)
5.2	Employment Agreement between Pure Biofuels Peru and Gustavo Goyzueta dated September 1, 2006 (translated copy)
5.3	Consulting Agreement with David Clifton and Clifton Consulting dated September 15, 2006
5.4	Consulting Agreement with Joy Clifton and Soar International dated September 15, 2006
5.5	Consulting Agreement with Tai Consulting and Andrew Tai dated September 15, 2006
5.6	Consulting Agreement with Miz 1 Consulting and Kevin Mizuno dated September 15, 2006
10.1	2006 Stock Option and Award Plan
10.2	Technology License Agreement between Pure Biofuels del Peru SAC and Capricorn Del Peru S.A.C. dated September 4, 2006 (translated copy).
10.3	Engineering Services Contract between Pure Biofuels del Peru SAC and Polindustria S.A. dated September 29, 2006 (translated copy)
10.4	CDM Emission Reductions Purchase Agreement between Pure Biofuels del Peru SAC and Ecosecurities Group PLC dated September 7, 2006
10.5	Commercial Distribution Agreement between Pure Biofuels del Peru SAC and Ocean Marine S.A.C. dated October 12, 2006 (translated copy)

Exhibit No.	Description of Exhibit
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOFUELS CORP.

Date: November 17, 2006	By:	/s/ Luis Goyzueta
Luis Goyzueta, President, CEO & Director

Date: November 17, 2006	By:	/s/ Gustavo Goyzueta
Gustavo Goyzueta, Chief Financial Officer