Form 10KSB
period 2006-12-31
PURE BIOFUELS CORP
filed 2007-04-13
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  000-50903

PURE BIOFUELS CORP.
(Name of small business issuer in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9440 Little Santa Monica Blvd., Suite 400 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  1-310-402-5916

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No [X ]

State issuer's revenues for its most recent transitional fiscal year.  $Nil

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

42,132,439 common shares @ $1.15(1) = $48,452,304

(1) Average of bid and ask closing prices on March 13, 2007.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

62,132,419 common shares issued and outstanding as of March 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “Pure Biofuels” mean Pure Biofuels Corp. and our subsidiaries, Pure Biofuels del Peru SAC and Palma Industrial SAC, unless otherwise indicated.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on October 2, 2003 and commenced operations commensurate with the acquisition of Metasun Software Corp. on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our former president, by issuing a $10,000 promissory note, at the rate of prime plus 2% and due on demand. The acquisition was accounted for as a reverse takeover. Effective January 12, 2005, our issued and outstanding common shares were split on a 5.332687957 for one (1) basis. Effective August 7, 2006, we effected a one and one-quarter (1.25) for one (1) forward stock split of our authorized, issued and outstanding common stock. In addition, effective August 7, 2006, we completed a merger with our subsidiary, Pure Biofuels Corp., which we incorporated solely to effect a change of name from "Metasun Enterprises, Inc." to "Pure Biofuels Corp." We changed our name in connection with a share exchange agreement dated July 26, 2006, as amended August 31, 2006, among our company, Pure Biofuels del Peru SAC, the shareholders of Pure Biofuels Peru and Luis Goyzueta, President of Pure Biofuels Peru. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Pure Biofuels Peru in exchange for the issuance by our company of approximately 30,000,000 common shares. The closing of the transactions contemplated by the share exchange agreement and the acquisition of all of the issued and outstanding shares of Pure Biofuels Peru occurred on September 15, 2006. As at the closing date, the former shareholders of Pure Biofuels Peru held approximately 54.5% of the issued and outstanding common shares of our company. The acquisition of Pure Biofuels Peru is deemed to be a reverse acquisition for accounting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company began filing annual and quarterly reports based on the December 31 year end of Pure Biofuels Peru. Such financial statements will depict the operating results of Pure Biofuels Peru, including the acquisition of our company, from September 15, 2006.

Following our incorporation, we commenced the principal business of developing software specializing in web applications using MicrosoftTM technologies. Our only software product was MetaTraffic, a website statistics program designed specifically for ASP based websites. Additionally, we provided website maintenance and server administration services.

We were not financially successful in implementing our business plan as a software development business and were not able to generate sustained or significant revenues. As management of our company investigated opportunities and challenges in the business of being a software development company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination, which ultimately led to the transaction with Pure Biofuels Peru.

Our Current Business

As of the closing date of the share exchange agreement on September 15, 2006, our company commenced the business of assembling and managing a portfolio of clean fuel (ethanol, biodiesel and gas-to-liquid) assets. Our business strategy is to generate revenues through the production, processing and distribution of biodiesel as an alternative fuel for freight and transportation fleets, marine, farming, rail and aviation industries, and other industrial uses.

Our management is a focused senior team of professionals with finance and project development expertise. We believe management has extensive experience and knowledge in the production of biodiesel and the renewable energy sector. In addition, management believes that our company has attracted a skilled team of advisors and contractors with significant experience in the field.

Within the renewable energy sector, our primary investment opportunities will involve clean fuels (primarily ethanol and biodiesel), enabling technologies and the cultivation, harvesting and processing of oil plant feedstock in low cost growing locations. From a strategic value perspective, our management believes a geographic focus in South America will be a key component to building scale.

We are proposing to construct and operate a biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru. The plant is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year. Approximately 9 million pounds of crude glycerol will also be produced from the process.

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

Principal Products

The production of biodiesel involves the transesterification of triglyceride oil (vegetable oil feedstock) with alcohol (methanol) in the presence of an alkaline catalyst (sodium hydroxide). Part of biodiesel's appeal is its versatility, since the fatty acid used to produce the ester can come from a number of different sources.

Biodiesel can be distributed using infrastructure which is already in place. We anticipate that all of our production will be sold to local fuel distributors. Fuel stations are beginning to make biodiesel available to consumers, and a growing number of transport fleets use it as an additive in their fuel. Potential environmental concerns mainly involve the transport, storage and handling of the various hazardous materials used in the production of the biodiesel such as methanol and sodium hydroxide. Numerous controls will be in place to ensure the risks associated with these potential concerns are kept to a minimum.

Biodiesel

Biodiesel can be defined as ‘a diesel fuel obtained by the esterification of oil (triglycerides) derived from plants or animals’ (International Fuel Standard Biodiesel). Esterification is the conversion of a compound into an ester by a reaction between an acid and an alcohol with the elimination of a molecule of water. In the production of biodiesel, triglycerides (organic fatty acids) are mixed with alcohol in the presence of a catalyst (sodium hydroxide) to produce biodiesel and glycerin. Although biodiesel can be run in any diesel engine as a neat fuel (B100), biodiesel is likely to be blended with diesel fuel for several reasons, such as:

1.	higher production costs and lower production volume potential;
2.	concerns that running on B100 can result in gelling problems in very cold weather; and
3.	acceptance by many diesel engine manufacturers of a 20% blend (B-20).

Glycerin

Glycerin is a byproduct of producing soaps, fatty acids, and fatty esters from the triglycerides in vegetable oils and animal fats. Approximately 0.7 pounds of crude glycerin are produced for every gallon of biodiesel. The glycerol produced by transesterification is only about 50% pure. It contains a significant amount of contaminants including methanol, soap, and catalyst. It is relatively easy to raise the purity level of the crude glycerol to 80% - 90%.

Glycerol is a very common industrial chemical with a multitude of uses. It is found in baby care products, embalming fluids used by morticians, glues and in explosives and throat lozenges and in suppositories (Glycerine – A Key Cosmetic Ingredient, Edited by E. Jungermann and N.O.V. Sonntag, Marcel Dekker, Inc., New York, 1991). The principal uses of glycerol include food products, cosmetics, toiletries, toothpaste, explosives, drugs, animal feed, plasticizers, tobacco, and emulsifiers.

Prices for pure glycerol have varied from $0.50 to $1.50/lb over the past several years. Clearly, the disposition of the glycerol is an important element of biodiesel profitability. However, it should be noted that these prices are based on glycerol that is at least 99.7% pure.

New Product Development

In addition to being an alternative fuel for freight and transportation fleets, marine, farming, rail and aviation industries, there are many other markets for this product, such as:

•	bio-solvents for use as industrial solvents or shoreline reclamation;
•	lubricating oils–diesel lubricity additives, concrete form release, concrete curing agents, sealers and stains, pump lubricants, wire rope lubricants;
•	electrical generation;
•	landscaping;
•	herbicides; and
•	form oil used in concrete construction.

Sources and Availability of Raw Materials

The vegetable palm oil will be sourced from SEMPALMA and Proyecto Especial Altomayo, both in Peru, and Frutera Varfa in Costa Rica. The methanol will be sourced from Methanex plant in Chile.

Biodiesel Feedstock Resources

Biomass consists of vegetation, residues, and waste materials containing large amounts of organic matter. Input materials used in making energy are called feed stocks. Feed stocks can be burned in direct combustion for process heat, steam and electricity. They can be gasified for heat, electricity or processed into a biofuel such as ethanol and biodiesel.

Biodiesel is made by removing glycerin from oil or fats thorough a process called transesterification. Fuel grade esters from these fats and oils are made by adding alcohols like methanol and ethanol to the oil with the aid of a catalyst. One advantage of biodiesel is that a variety of crops from around the world will produce essentially the same biodiesel fuel. Biodiesel can be produced from a wide variety of feedstock including oil producing crops. Some oil-producing crops produce more vegetable oil than others.

Reagents

The most common method of producing biodiesel is to combine vegetable oil with methanol in the presence of a catalyst (J. Sheehan, V. Camobreco, J. Duffield, M. Graboski, and H. Shapouri, Life Cycle Inventory of Biodiesel and Petroleum Diesel for Use in an Urban Bus: Final Report, NREL/SR-580-24089 (Golden, CO: National Renewable Energy Laboratory)). The catalyst used that we intend to use in our operations is sodium hydroxide. Sodium hydroxide, which is commonly referred to as lye or caustic soda, is the same chemical used to unclog kitchen and bathroom drains and can be purchased at an average price of $1.85/kg bulk rate.

Methanol is the most common alcohol used to process biodiesel due to cost, availability, and ease of use. Methanol is a colorless, odorless and nearly tasteless alcohol with the simplest chemical structure of all the alcohols. Most of the world’s methanol is being produced using natural gas as a feedstock, however, the ability to produce methanol from renewable biomass resources is growing in interest.

Processing Technology Pathways

The production of biodiesel, or alkyl esters, is well known. There are three basic routes to ester production from oils and fats:

•	base catalyzed transesterification of the oil with alcohol;
•	direct acid catalyzed esterification of the oil with methanol; or
•	conversion of the oil to fatty acids, and then to Alkyl esters with acid catalysis.

The majority of the alkyl esters produced today are done with refined oils using base catalyzed transesterification, as it is the most economic for several reasons (National Biodiesel Board, http://www.biodiesel.org/pdf_files/Production).

•	Low temperature (up to 150F) and low pressure (atmospheric up to about 20 psi).
•	High conversion (98% +) with minimal side reactions and reasonable reaction times.
•	Direct conversion to methyl ester with no intermediate steps.

The most cursory look at the literature relating to biodiesel will soon reveal the following relationship for prediction of biodiesel from fats and oils.

100 lbs of oil + 10 lbs of methanol = 100 lbs of biodiesel + 10 lbs of glycerol

Process Technology Selection

The number of biodiesel process-technology companies in the world is steadily growing. Some companies offer pre-made turn-key plants, some will custom build a turn-key plant to suit specific customer needs, while others offer engineering services for a locally built, custom plant. All options have advantages and disadvantages. Most of the high-tech biodiesel plant manufacturing companies offer plants that are economically feasible for centralized, large-scale production using a continuous process. In order to reach these economies of scale, these plants operate mostly on virgin oils.

Markets

Biodiesel producers and users are inextricably tied to the petroleum industry. Biodiesel fuel is mixed with petroleum derived “petrol-diesel”, marketed through the conventional petroleum marketing system, and used in engines designed to operate on petrol-diesel. The biodiesel blends, whether B2 to B5 (2% to 5% biodiesel in 98% to 95% petrol-diesel), B20 or B100, are subject to the same engine performance and emissions expectations as petrol-diesel.

The diesel fuel market may usefully be segmented several ways, including:

•	Segmentation by End Use Category;
•	Segmentation by End User Performance Criteria; and
•	Segmentation by End User Volume and Infrastructure.

The factors affecting biodiesel entry into all of these segments include fuel price and availability, legislative mandates and incentives, environmental regulations and consumer awareness.

Segmentation by End Use Category

The key characteristics that promote the B100 market include the facts that it is nontoxic, biodegradable, and renewable, reduced emission (compared to petrol-diesel) and has a non-objectionable odor. Each of these attributes can be an advantage in different applications. In addition, B100 has been recognized as an “alternative fuel” which offers benefits for its use as a 20% blend in fleet applications. The major application segments for B100 include automotive and trucking, marine, underground mining and off-road vehicles.

Road Transportation

Use of Biodiesel in Peru's transport sector will primarily be a function of its vehicle population, economics of conversion, and availability of refueling stations. Peru has approximately 1 million vehicles for a population of 27 million, about 1 vehicle per 27 people. The number of vehicles has been increasing by about 7% per year. Of Peru's 936,000 vehicles in 2005, 68% were located in Lima. Automobiles represented 53% of Peru's vehicle population with 40% being located in Lima.

Some 60% of vehicles imported into Peru (no domestic new-car assembly exists in Peru) today are diesel. Over 75% of car imports are used rather than new vehicles, mostly due to Peru's relatively small class of consumers willing or able to buy new cars. According to the Fabricantes de Veiculos Automotors, 90% of all intercity cargo is shipped by diesel-powered trucks and 90% of all passengers travel by diesel buses between cities.

Because vehicles in Peru are relatively old without modern carburetion and fuel control systems, emissions of pollutants are high. Air pollution in Peru is mainly caused by motor vehicles concentrated in the urban areas, such as Lima, Arequipa, Chiclayo and Trujillo. Lima’s air quality is extremely poor due to carbon and nitrous oxide contamination in vehicle gas emissions (World Bank Technical Paper No. 373, Vehicular Air Pollution: Experiences

from Seven Latin American Urban Centers, pg. 77). The toxic emissions from biodiesel burned in vehicles, without exception, are lower than for any other transport hydrocarbon fuel.

The increase in availability of biodiesel supply for vehicles is expected to result in a dramatic increase in the number of vehicles using biodiesel. The number of vehicles using biodiesel is forecast to increase from about 1000 at present to 75,000 by 2009. Annual biodiesel consumption is forecast to be about 35 million gallons or 2,300 barrels per day by 2009.

Off-Road Vehicles

There are several off-road vehicle segments, including airports, farming, logging, industrial, and construction. Off-road vehicles and stationary engines are a significant diesel market totaling about 2.1 billion gallons per year. Biodiesel is finding acceptance in areas such as parks, resorts, and forests because of biodegradability, lower emissions, and odor properties. Renewability is an advantage, particularly in areas emphasizing ecotourism. The off-road market most likely to see a significant penetration of B100 is for use at airports in air quality sensitive areas. Farming is a market segment with high interest and motivation, but not for B100. There is a consistent interest for B2 to B10 blends in the farming segment.

Marine

Biodiesel is an obvious candidate for use in marine applications. The marine fuel sector is dominated by some of the larger fleets (ferries and Coast Guard), however, competitive pricing within this sector is made more difficult by the negotiating power associated with these fleets and by the lower relative tax advantages that apply as compared to road transportation. Independent tests have found that pure biodiesel is non-toxic, readily biodegradable and essentially free of sulfur and aromatics.

Underground Mining

The reduction in particulate emissions from biodiesel is an important factor in penetrating the underground mining market. The dominant factor in the market, however, is fuel cost. The engines are very large and run continuously. High efficiency particulate traps have kept petroleum-diesel competitive in meeting emission standards.

Segmentation by End User Performance Criteria

Biodiesel markets are also segmented by blend level. The driving forces behind the expansion of biodiesel markets are environmental mandates and superior performance. The cost of the fuel continues to be a negative factor opposing more rapid acceptance of biodiesel. The most likely market, however, is the low (B2 to B5) blends that carry minimal cost impact, but significant performance enhancement, in a huge market. Biodiesel has such great performance benefits over regular petroleum diesel that, even at very low percentages of concentration, there is great benefit to using even a little biodiesel. Low blends of biodiesel are defined as blends of 5% biodiesel or below. In fact, at low percentages of biodiesel, the mixed fuel conforms to the standard for diesel fuel (ASTM D975).

Several diesel products incorporate the positive benefits of biodiesel in their “3-in-1” type fuel additives and conditioners. These “performance” additives use biodiesel as the carrier for the additives since it delivers a strong lubricity benefit, even at low percentages. A blend that includes as little as 2% biodiesel can improve lubricity by over 130% over regular petroleum diesel. In addition to this, low percentage blends of biodiesel will act as a Cetane booster and will help to clean fuel injectors and protect pistons and fuel pumps.

Blends of up to 5% biodiesel are considered additive volumes. Biodiesel is fuel and contains similar power to regular D2 diesel and 30% more power than cold-weather diesel fuel. As a result, the power losses that can be attributed to using higher percentage blends of other additives are not present when using biodiesel. In fact, biodiesel can be economically used at a 20% blend, referred to as B20, which will do a more complete job of protecting and cleaning diesel engines throughout the engine operating cycle. Using biodiesel can extend engine maintenance and life cycles considerably.

B20 Markets

The B20 blend was originally chosen as an optimum between reductions in exhaust emissions and fuel costs. B20 provides about a 14% decrease in PM 10 (10 micron particulate matter) emissions, a 9% decrease in CO and a 7% decrease in hydrocarbons, compared with petrol-diesel. B20 also causes about a 2% increase in NOx. A key factor in selecting B20 as an alternative fuel is that there is no investment required for new infrastructure to switch to biodiesel.

Diesel engines are about 30% more efficient than gasoline engines. This means that a diesel engine of the same displacement will produce about 30% more horsepower or give 30 % better fuel economy (or 30% less carbon dioxide emissions). Today’s diesel engines are quieter, cleaner burning and more responsive than earlier models.

B2 to B5 Markets

The low blend option, in the range of B2 to B5, is essentially the use of biodiesel as a diesel fuel additive to enhance lubricity. Low-level blends will also reduce emissions although the reductions will be proportional to the blend level, so the reductions may be small. The mandated transition to low sulfur diesel fuels has opened the door to the largest potential market, the over-the-road trucking industry. The B2 blend combines improved lubricity performance with a minimal increase in fuel price. The low blend approach appears to offer the greatest opportunity for significant entry into the major use markets for diesel fuel.

Power Generation

Biodiesel is a natural choice for renewing our commitments to the environment in remote and urban communities alike. Remote communities have been using petroleum diesel for primary power generation for years. Biodiesel uses existing transportation and storage infrastructures. Biodiesel is the obvious choice for use in backup generators, which are typically located indoors. Petroleum diesel’s toxicity can be particularly hazardous to human health when diesel generators are used for backup power. Biodiesel is the only fuel to be deemed non-toxic at any level. It is 10 times less toxic than table salt and more biodegradable than sugar. It is milder on human skin than soap and water solutions. Using biodiesel in backup generators does not interfere with regular fuel maintenance and testing protocols and will contribute to both a healthier workplace and environment.

Segmentation by End User Volume and Infrastructure

A third significant form of segmentation is based upon the performance measurement factors and decision criteria that apply within different classes of fuel users. Organizations that measure their performance based solely upon financial results and factors that contribute directly to bottom line enhancement are less likely to become early adopters of biodiesel. These organizations might be referred to as “Limited Orientation Fleets”. Although biodiesel has proven successful in many jurisdictions, there remains an element of perceived risk in its adoption as a major component of a fleet refueling program.

The introduction of biodiesel requires a modest investment in training and in management attention. In addition, biodiesel usually carries a premium price as compared to conventional diesel fuel. These factors present obstacles unless the social and environmental benefits of adopting biodiesel are factored into the fleet user’s decision-making process. For organizations that use a “triple bottom line” evaluation system, these external benefits are formally considered in both decision making and performance evaluation.

Triple bottom line fleets focus not just on the economic value they add, but also on the environmental and social value they add and destroy. At its narrowest, the term ‘triple bottom line’ is used as a framework for measuring and reporting corporate performance against economic, social and environmental parameters. At its broadest, the term is used to capture the whole set of values, issues and processes that companies must address in order to minimize any harm resulting from their activities and to create economic, social and environmental value.

This involves being clear about our purpose and taking into consideration the needs of all of our stakeholders, shareholders, customers, employees, business partners, governments, local communities and the public. Triple bottom line organizations will be targeted on a priority basis for the early adoption of biodiesel programs. These organizations tend to have a significant component of public ownership and accountability to their communities.

They include:

•	Transit systems;
•	Municipal and regional government operations; and
•	Fleets under contract to government operations.

Distribution Methods

Distributor margins in the conventional diesel fuel industry are low and subject to severe competitive pressures. Distributors, potentially interested in marketing and selling a biodiesel product are seeking enhanced margin opportunities, but are also focused upon gaining market share by appealing to the environmentally conscious niche segment. Using distributor channels rather than direct sales and delivery to fleet customers will reduce the gross profit margin available to our company. This must be balanced against the contribution and services that good quality distributor partners can provide, including:

•	ownership and operation of strategically located fuel storage and refueling infrastructure including both retail and card lock stations;
•	the ability to add blending infrastructure with relatively low cost and complexity;
•	possession of existing permits, zoning approvals and licenses to store and dispense petroleum based fuels and fuel blends;
•	relationships with significant fuel users and an understanding of how to prioritize and market to high priority fleet targets;
•	understanding the local competitive environment and development of competitive strategies; and
•	extension of trade credit to fuel users and bearing of the related credit risk.

Three different distribution strategy scenarios were considered: (i) direct, (ii) distributor, and (iii) a blended model discussed below.

Direct Sales

The strategy of taking on the full responsibility for distribution and sale of the biodiesel product may maximize the gross margin potential available to the biodiesel manufacturer, but would involve:

•	purchase of one or more trucks to distribute B100; and
•	purchase of petroleum diesel and blending equipment to produce B20, which would involve:

- high capital cost of truck(s), blending facility, extra tankage;

- extra regulatory issues (truck licensing and permits) and truck maintenance;

- creation and maintenance of an accounting system to invoice the full spectrum of customers;

- direct responsibility for hiring, training and administering unionized drivers; and

- possible creation of a wholesale/retail fuel-dispensing infrastructure.

Purchasing diesel for in-house blending is relatively simple but financially risky. For example, it entails:

•	competing on diesel cost with fully integrated petroleum refiners, means that the biodiesel producer would have a cost disadvantage on 80% of blended product cost; and
•	competing with the fully integrated petroleum refiners on the basis of displacing 100% of the market volume that moves to B20 rather than 20%.

Similarly, development of retail fuel dispensing/distribution infrastructure is not difficult, but is costly, complex and subject to significant risk due to the following factors:

•	it is a highly competitive industry segment with low margin returns;
•	approvals and licensing can become extremely complicated, costly and time consuming;
•	a single product offering (biodiesel) would not likely generate sufficient revenue base to provide an attractive return on investment;
•	such a strategy must take on the full burden of marketing in order to establish market share but starting with no brand recognition;
•	the likely competitive reaction from the fully integrated petroleum refiners and existing fuel distributors with multiple products would be extreme; and
•	the high risk/low return profile of this option would make it almost impossible to finance.

Distributor Sales

The strategy of passing full responsibility for distribution and sale of the biodiesel product to one or more distributors would depress the gross profit margin potential available to the biodiesel manufacturer and could make the blended product too expensive to compete in high-volume, low-margin fuel use segments. On the other hand, the use of established distributors can offer the following advantages:

•	lower risk due to less capital investment and lower complexity since the fuel distributor has an existing fleet of suitable trucks;
•

since the fuel distributor has existing tanks, trucks and drivers, it can carry out the blending and distribution using its equipment to supply an established network of wholesale/retail product outlets;

•	an established fuel distributor will have a network of clients and established billing procedures which will simplify entry for the biodiesel producer;
•	an established fuel distributor may be able to tap into premium price wholesale/retail markets for biodiesel (e.g. a “green” market) due to advertising, branding, sales force and key locations; and
•	an established fuel distributor will always have access to a better price for petroleum diesel for blending than will a new biodiesel producer due to the volume of its existing business.

Combined Direct

A strategy that could leverage the advantages of both scenarios for us would be to use distributors to penetrate those market segments that have lower volumes, higher price-points and less in-house infrastructure while retaining those segments for direct sales that have higher volumes, lower prices and in-house blending/refueling capability.

Government Approval of Principal Products

Government officials in Peru are publicly announcing their support for biodiesel and other renewable energy sources.

Cost of Compliance with Environmental Laws

The cost of compliance with environmental and safety regulations is very small. Our proposed plant will not produce any effluents or have any smoke stacks. With regards to safety, all equipment must be fire proof and explosion proof. In addition, modern fire suppression systems must be installed in order to be eligible for insurance and to protect the safety of all employees.

Environmental Impact

Biofuels, including biodiesel, have environmental benefits that are a major driving force for their introduction. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide, which are associated with global climate change. Biofuels are produced from renewable plant resources that “recycle” the carbon dioxide created when biofuels are consumed.

Life-cycle analyses consistently show that using biofuels produced in modern facilities results in net reductions of carbon emissions compared to using petroleum equivalents. These life-cycle analyses include the energy requirements for the farming and production of the biomass resource, as well as harvesting, conversion and utilization. Biofuels help nations achieve their goals of reducing carbon emissions. Biofuels burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons and carbon monoxide. These characteristics contribute to improvements in local air quality.

In a life-cycle study published in October 2002, entitled “A Comprehensive Analysis of Biodiesel Impacts on Exhaust Emissions, 2002,” the U.S. Environmental Protection Agency (EPA) analyzed biodiesel produced from virgin soy oil, rapeseed (canola) and animal fats. The study concluded that the emission impact of biodiesel produced slightly increased NOx emissions while significantly reducing other major emissions.

Carbon Credits

Biodiesel is an important means to reduce local pollution and emissions that cause climate change. Burning petroleum diesel produces high levels of CO2, a greenhouse gas that contributes to global warming, and other harmful pollutants. In contrast, biodiesel produces lower overall emissions because energy crops capture CO2 as they grow. Biodiesel is also virtually free of sulphur that contributes to acid rain. Companies are now capitalizing on emerging carbon markets through reductions of associated green house gas emissions. Carbon credits represent an additional stream of capital that will be treated as an element of project finance structuring in these new markets.

Emission Reduction Units can be generated through Joint Implementation projects in so-called Annex 1 nations (covering the former Soviet Union, Eastern Europe, and potentially Western Europe, Japan and Canada), whereas Certified Emission Reductions can be generated through Clean Development Mechanism projects in non-Annex 1 nations (including China, South America, India and many other developing world nations). Collectively these carbon 'offsets' or carbon 'credits', help businesses and countries meet greenhouse gas emissions reduction targets within Europe and other parts of the world.

Major Customers

We anticipate that our major customers will be Herco, Pecsa and Ocean Marine, all three of which are very large fuel distributors in Peru.

Employees

As at December 31, 2006, we had 11 full time and no part time employees.

Competition

The alternative energy industry is widespread and highly competitive. Numerous entities in the United States and around the world compete with our efforts to produce, process and distribute energy from renewable resources, including biodiesel. We face, and expect to continue to face, competition from entities to the extent that they develop products similar or identical to ours. We also face, and expect to continue to face, competition from entities that provide alternative energy solutions from renewable resources other than biodiesel, such as solar, hydro and wind energy producers.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

We are a development stage company engaged exclusively in the production, processing and distribution of biodiesel and glycerine. We have not yet completed the construction of our proposed biodiesel processing plant and have no revenue from operations. As a result, we may have difficulty competing with larger, established biodiesel producing companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The technologies for producing and processing biodiesel and approaches for commercializing those technologies evolving. Technological developments may result in our products and/or processes becoming obsolete before we recover a significant portion of any capital expenditures that we may incur. If we are unable to complete our proposed biodiesel production plant, and commence production and processing of our products before our competitors, we will be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive products or technologies that may be developed from our competitors in the future.

Oil Refineries

Peru has five main active refineries. The largest, La Pampilla, with a capacity of 100,000 bbl/d underwent a 60% privatization in 1996 and is controlled by Repsol YPF and others. It handles over half the total production of refined products. Petroperu controls the country's only crude oil pipeline and a majority of the retail oil products market. Petroperu owns the other major refineries: the 62,000 bbl/d-capacity (about 35% of total production) Talara refinery, located in the region of Piura on Peru's northwest coast, as well as the Iquitos Loreto (10,500 bbl/d) refinery in the northeast, the Conchan refinery (6,500 bbl/d), and the Pucallpa refinery (3,250 bbl/d).

Construction of Proposed Biodiesel Processing Plant

We intend to build our proposed biodiesel processing plant near the Callao Port in Lima, Peru. Based on our proposed schedule of operations, purchase of the process equipment, site assembly and infrastructure building is intended to commence in April 2007 with completion and startup anticipated for the fourth quarter of 2007 . We estimate that total capital costs to construct the plant and commence operations will be approximately $15,000,000, as follows:

Infrastructure / Activity	Cost
Tanks – 170,000 MT of storage (installed, including valves, piping, etc)	$5,300,000
Automation equipment	$600,000
Centrifuges (to be used inside refinery)	$3,600,000
Water treatment plant	$400,000
Civil works (including administrative building, access road and other infrastructure)	$700,000
Underwater pipes	$1,200,000
Refinery (including reactors, piping and pumps)	$2,000,000
Services building (electrical substation, quality control laboratory, boilers, water softener etc.)	$600,000
Miscellaneous/ Contingency	$600,000
Total	$15,000,000

The Plant

The plant is designed for continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year. In addition, we expect that the plant will produce approximately 9 million pounds of crude glycerol per year. The plant will be located on company owned land and part of the infrastructure includes tank farm, administration, control and maintenance buildings. Movement of bulk liquid materials between the wharf and the plant will be managed by using pipelines.

Construction Phase

Temporary demountable buildings will be used on site during construction. Lay down areas and the site will be fenced during construction to comply with the construction regulations. We will ensure that all statutory regulations and local by-laws are satisfied. The civil works required for the site will include some earthworks, road and pathway construction, car parking facilities, site drainage, foundations for buildings and tank infrastructure, the biodiesel processing plant, and a small tank farm for chemicals servicing the operating plant. The administration and car park area will be bordered by landscaped gardens and the site will be surrounded by security fencing.

Excavation will be required for the laying of the foundations for the administration building, fresh water tank, waste water tank, fatty matter residue tank and liquid natural gas tank. Excavation will also be necessary for the preparation of the concrete bund that will house the chemical tanks. Trenching will be required for storm water, potable water, communications, power and sewerage. The plant and tank infrastructure will be secured within concrete bunds. These areas will be furbished with sumps and drain pumps, which will transfer collected waters to a waste water tank for proper disposal.

All tanks will comply with the relevant guidelines for product and utility distribution to, from and around the processing plant and will be located above ground in pipe racks. The pipelines to and from the Callao Port site that will carry feedstock, methanol, biodiesel and glycerine will also be above ground. Where necessary, these pipelines will be protected by the installation of guard rails. All pipelines will be signed and labeled. Construction personnel will be sourced locally and work under the supervision of experienced engineers and the construction supervisor. As the site is not labor intensive the workforce is unlikely to exceed 15 personnel at any one time.

Production Phase

The processing plant will be operated 24 hours a day, every day. Access to the site will be controlled by a swipe-card security system. Approximately 16 personnel will be required to fill four shift rosters.

For the first six months of operation, we anticipate that feedstock and methanol will be delivered by ship on a monthly basis to the Callao Port site. We anticipate that delivery will increase to a bi-weekly basis following this period. Delivery to the wharf will be managed by the Callao Port regulatory authorities and our personnel, and feedstock will be transported by pipeline to the main storage area on the Callao Port site. Weekly to monthly supplies of other chemicals such as caustic will also be maintained on-site. Secondary by-products such as fatty matter and distillations residue will be removed by a licensed waste contractor on an as-needed basis.

Employees

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $1,200,000. These costs will primarily consist of wages and consulting contracts for hired professionals.

There will be 30 employees pre-construction and 45 employees post-construction of our processing plant. The new employees post-construction will consist of plant operators and quality control personnel.

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

We are a recently incorporated development stage company with no operating results to date. As we have no operating history, we cannot evaluate our financial performance as of the date of this annual report. Our ability to continue our operations is dependent on our obtaining financing through the sale of our equity securities. We anticipate that we will incur increased operating costs without realizing any revenues until the construction of our proposed biodiesel processing plant is completed, which we expect to occur in the fourth quarter of 2007. There can be no assurance that we will be able to complete the construction of our proposed biodiesel processing plant in August 2007, if ever, and therefore we may never realize any revenues. For the year ending December 31, 2007, we expect to incur over $15,000,000 on capital expenditures for the construction and startup of our proposed biodiesel processing plant and approximately $1,200,000 in operating expenses. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our proposed biodiesel processing plant, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. There is no assurance that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

Our main source of supply of oil bearing crops is Frutera Varfa, Proyecto Especial Altomayo and SEMPALMA. Currently, our plans do not include growing any crops ourselves. If one or both of these sources becomes unavailable for a period of time, there could be exposure to high wholesale power prices and that amount could be material.

A significant decline in the price of oil could cause our business to lose customers or render our operations obsolete.

Our success is dependent, in part, to the current high price of oil.  A significant decline in the price of oil will have a direct negative impact on our financial performance.

There are risks associated with conducting our business operations in Peru, including political and social unrest.

Our proposed biodiesel processing plant will be located in Peru and, accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S. Peru is a developing country that has experienced political, social and economic difficulties over the last several years. Our operations could be affected in varying degrees by political instability, social unrest and changes in government regulation relating to foreign investment and the biofuel industry. Operations may also be affected in varying degrees by possible terrorism, military conflict, crime, fluctuations in currency rates and high inflation. In addition, Peru has, from time to time in the past, nationalized private businesses. There can be no assurance that the government of Peru will not nationalize our business and our assets in the future. Our operations could be adversely affected by continued political, social and economic unrest in Peru.

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

A preliminary budget contemplates construction of our proposed biodiesel processing plant at an estimated cost of $15,000,000. Our financial plan is based on this estimated cost, plus the cost of site acquisition and improvements, an administrative building, start-up and development costs and reserves estimated of approximately $5,000,000, resulting in total estimated capital requirements of $20,000,000. If the cost to design and construct our proposed biodiesel processing plant or other costs increase due to economic factors, design modifications, construction delays or cost overruns, the total cost of our project and the capital required could increase, perhaps significantly. In such an event, our profitability and ultimately the financial condition of our company will be adversely affected.

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

In addition to general economic conditions, market fluctuations and commodity prices, significant increases in operating costs could adversely affect our company due to numerous factors, many of which are beyond our control. These increases could arise for several reasons, such as:

•	higher prices for feedstocks, animal fats and other biodiesel resources (as discussed above);
•	higher natural gas prices, due to rising energy prices in general or increased demands on available supplies of natural gas;
•	increased costs for electricity, water and other utilities;
•	higher transportation costs for required feedstocks and for our biodiesel products due to rising fuel costs and greater demands on truck and rail transportation services; and
•	rising labor costs, particularly if any labor shortage should occur.

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

Validity in the Peruvian nuevo sol to U.S. dollar exchange rate may adversely affect our reported operating results.

The Peruvian nuevo sol, or PEN, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. Because our sales are primarily denominated in PEN, a decline in the value of the PEN against the U.S. dollar may have a significant adverse effect on our reported results of operations. During the three years ended June 30, 2006, the PEN/U.S. dollar exchange rate has been volatile. These fluctuations may make it more difficult for investors and others to understand how our business has performed without regard to these currency exchange rate changes. We expect that exchange rate volatility will continue in the foreseeable future.

Trends in sales and profits may experience significant fluctuations as the rate of exchange between the PEN and the U.S. dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the PEN against the U.S. dollar will have on our results of operations and financial condition.

We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations, other than economic hedging relating to our inventory purchases which are settled in U.S. dollars or euros. We have used forward contracts in order to hedge our economic exposure to the PEN/U.S. dollar and PEN/euro exchange rate fluctuations from these foreign currency transactions. We cannot guarantee that we will enter into hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

We do not currently employ any hedging strategies relating to our feedstocks or other raw materials.

In the event that the cost of our production inputs escalate significantly, we may not be able to pass these increased costs onto our end customers and could therefore face declining margins and net income.

The geographic concentration of our properties in Peru subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that region specifically.

The geographic concentration of our properties in Peru and adjacent waters means that some or all of our properties could be affected by the same event should that region, for example, experience:

•	severe weather (such as the effects of “El Nino”, which can cause excessive rainfall and flooding in Peru);
•	delays or decreases in production, the availability of equipment, facilities or services;
•	delays or decreases in the availability of capacity to transport, gather or process production; or

•	changes in the regulatory environment.

If we do not meet objectives under our technology license agreement with Capricorn Del Peru S.A.C., we will not maintain exclusive rights to certain technology.

Under our license agreement with Capricorn, we are obligated to make certain payments in order to maintain our exclusive rights under the license agreement to Capricorn’s process engineering designs for esterification and transesterification reactors for the production of biofuels, pre-treatment equipment for drying and filtering and equipment for the treatment of finished products for a refinery with a capacity of 60,000 (sixty thousand) annual tons. We may not be able to satisfy the prescribed conditions for maintaining the license. The failure to maintain an exclusive license would negatively impact our ability to maintain our business development plans.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

We have several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can develop and construct our proposed biodiesel processing plant and commence operations. In some cases, the parties with whom we would need to establish a relationship have yet to be identified. Examples include agreements for equity financing, a definitive design-build contract to construct our plant, agreements to supply us with access to transportation facilities, agreements to supply us with feedstocks and natural gas, contracts with other utilities, contracts to sell our production and agreements with numerous consultants. Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the construction of our proposed biodiesel processing plant and the commencement of our operations could be delayed, our expenses could be increased and our profitability could be adversely affected and the value of your investment could decline.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to commence operations in a timely manner.

Our construction timetable, which we believe to be reasonable, assumes the commencement of construction of our proposed biodiesel processing plant in April 2007 and startup in the fourth quarter of 2007. Our schedule depends upon several assumptions, including the effectiveness of agreements that remain to be negotiated and signed. We could also incur delays in the construction of our proposed biodiesel processing plant if we need to change the site for the plant due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, defects in materials or workmanship or other causes. In addition, the availability of financing, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards biofuel or our plant could result in delays in our timetable for construction and commencement of operations. Any such delays will adversely affect our ability to commence operations and generate revenue.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

Our long-term business plan focuses on designing, building and operating biodiesel refineries for our own account. Although we were able to successfully enter into agreements to purchase the land near the Callao Port in Lima, Peru, our ability to acquire quality properties in the future is uncertain and we may be required to delay construction of our facilities, which may create unanticipated costs and delays. In the event that we are not successful in identifying and obtaining development rights on suitable properties for building and operating biodiesel refineries, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected.

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

The production, sale and distribution of biodiesel is dependent on sufficient and necessary infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	adequate rail capacity, including sufficient numbers of dedicated tanker cars;
•	sufficient storage facilities for feedstock and biodiesel;
•	increases in truck fleets capable of transporting biodiesel within localized markets; and
•	expansion of refining and blending facilities to handle biodiesel.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to our expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial condition.

Decommissioning costs are unknown and may be substantial.

We may become responsible for costs associated with abandoning facilities which we use for production of biodiesel, which we anticipate will have a useful life of twenty years in the absence of a major overhaul. Abandonment and reclamation of these facilities and the associated costs are often referred to as “decommissioning”. We have not yet determined if we will establish a reserve account for these potential costs for any of our biodiesel refineries, or if we will be able to pay for the costs of decommissioning from the proceeds of future sales. The use of other funds to pay for decommissioning costs could have a material adverse effect on our financial condition and future results of operations.

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

Competition for qualified personnel in the biodiesel industry is intense and we may not be able to hire and retain qualified managers, engineers and operators to operate our plant, if and when completed, efficiently.

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

We are highly dependent upon our management personnel such as Luis Goyzueta, Alberto Pinto and Gustavo Goyzueta because of their experience in the alternative energy industry and specifically with biodiesel and related products. The loss of the services of one or more of these individuals may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Most of our assets and most of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

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

Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2.	Description of Property.

Our principal executive office in the United States is located at 9440 Little Santa Monica Blvd., Suite 400, Beverly Hills, CA 90210. This space is provided to us at no charge by Adam Roseman and Steve Magami, both of whom are directors of our company. On October 1, 2006, we entered into a lease for premises located at AV. Canaval y Moreyra 380, Of 402, San isidro, Lima Peru. We are leasing this 420 square meters of operations as the operations office for our Peruvian subsidiary, at $5,113 per month, to be increased 3% annually until September 30, 2009. Our current premises are adequate for our existing operations; however with the rapid advancement of operations we may require additional premises as we progress through fiscal 2007. In addition, we purchased a 4.7 hectare property near the Callao Port in Lima, Peru. We purchased the property in December 2006 for $3,008,998. We paid $1,808,998 in cash, with 50% of the balance due in December 2007 and the remaining 50% balance due in December 2008.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on November 12, 2004 under the symbol “MESU.OB”. Our common shares did not trade between November 12, 2004 and August 9, 2006. On August 7, 2006 our symbol changed to “PBOF.OB” in connection with our name change.

The high and low bid prices of our common stock for the periods indicated below, as reported on Yahoo Finance, are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	$2.03	$0.78
September 30, 2006	$2.45	$1.22
June 30, 2006	No trades	No trades
March 31, 2006	No trades	No trades
December 31, 2005	No trades	No trades
September 30, 2005	No trades	No trades
June 30, 2005	No trades	No trades
March 31, 2005	No trades	No trades

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 5, 2007, the shareholders' list of our common shares showed 101 registered shareholders and 62,132,419 shares outstanding.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of equity securities that were: (i) not registered under the Securities Act; nor (ii) previously included in a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K, for the year ended December 31, 2006:

None.

Dividends

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

As at December 31, 2006 we have one compensation plan in place, entitled 2006 Stock Option and Award Plan. This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
18,000,000	N/A	18,000,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of producing, processing and distributing biodiesel, and related products, as an alternative fuel for freight and transportation plants and the marine, farming, rail and aviation industries.

On September 15, 2006, we completed a share exchange agreement with Pure Biofuels Peru. As a result of the share exchange agreement, we abandoned our previous software development, website maintenance and server administration business and commenced the business of producing, processing and distributing biodiesel. Because we are the successor business to Pure Biofuels Peru and because the operations and assets of Pure Biofuels Peru represents our entire business and operations from the closing date of the share exchange agreement, our management's discussion and analysis and plan of operations are based on Pure Biofuels Peru's intended operations.

On September 15, 2006, in connection with the closing of the share exchange agreement, we changed our fiscal year end to December 31. The share exchange, contemplated by the share exchange agreement, was deemed to be a reverse acquisition for accounting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file annual and quarterly reports based on the December 31 fiscal year end of Pure Biofuels Peru. Such financial statements will depict the operating results of Pure Biofuels Peru, including the acquisition of our company, from September 15, 2006.

Plan of Operations

Overview

This annual report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” This may occur as a result of many factors, including those set forth in the section entitled “Risk Factors.”

We intend to construct and operate a 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru. Currently, we are a development stage company with no revenues from operations. To date, our efforts have been devoted principally to developing plans for the construction of the plant, engaging service providers and related activities.

The plant will have a design capacity of approximately 52.5 million gallons of biodiesel per year. In addition, we expect the plant will produce approximately 9 million pounds of crude glycerin each year. The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

We will not generate revenue until we complete construction of our plant, which we are targeting for the fourth quarter of 2007. In order for us to construct the plant and commence operations, we will require additional equity financing in the amount of $25,000,000. If we are successful in obtaining additional equity financing, we intend to utilize the proceeds of such financing as follows:

Use of Proceeds	Amount
Organizational and Financing Costs	$2,000,000
Capital Equipment	$15,000,000
Working Capital	$6,000,000
Growth Initiatives: Research and Due Diligence	$1,500,000
Contingency	$500,000
Total	$25,000,000

Organizational and Financing Costs

We estimate that our organization and financing costs for the next twelve month period will be approximately $2,000,000. These costs will primarily consist of legal, administrative, compliance and other expenses.

Capital Equipment

We are planning to commit to a purchase order to acquire the process equipment on or before April 2007. Based on our project schedule, site assembly and infrastructure building will commence in April 2007 with completion and startup in the fourth quarter of 2007. Our planned capital expenditures for the next twelve month period in connection with the construction of the plant are estimated as follows:

Infrastructure / Activity	Cost
Tanks – 170,000 MT of storage (installed, including valves, piping, etc)	$5,300,000
Automation equipment	$600,000
Centrifuges (to be used inside refinery)	$3,600,000
Water treatment plant	$400,000
Civil works (including administrative building, access road and other infrastructure)	$700,000
Underwater pipes	$1,200,000
Refinery (including reactors, piping and pumps)	$2,000,000
Services building (electrical substation, quality control laboratory, boilers, water softener etc.)	$600,000
Miscellaneous/ Contingency	$600,000
Total	$15,000,000

Growth Initiatives: Research and Due Diligence

We estimate that our research and due diligence costs for the next twelve month period will be approximately $500,000. These costs will primarily consist of feasibility studies to start our own plantations of palm oil in order to be self sufficient in the sourcing of our feedstock.

Contingency

We estimate that our contingency costs for the next twelve month period will be approximately $600,000. These costs will primarily consist of increases in raw materials cost for plant construction such as steel or cement or delays in permitting from the local authorities.

Employees

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $1,200,000. These costs will primarily consist of wages and consulting contracts for hired professionals.

There will be 30 employees pre-construction and 45 employees post-construction of our processing plant. The new employees post-construction will consist of plant operators and quality control personnel.

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

On October 12, 2006, we issued 6,269,527 units to 97 investors at an issue price of $0.75 per unit for total proceeds of $4,702,145 in accordance with the terms of private placement agreements. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.

On November 10, 2006, we issued 426,666 units to two investors at an issue price of $0.75 per unit for total proceeds of $320,000 in accordance with the terms of private placement agreements. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.

On December 19, 2006, we issued 404,998 units to six investors at an issue price of $0.75 per unit for total proceeds of $303,750 in accordance with the terms of private placement agreements. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.

Given that we are a development state company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including our ability to manage our expected growth, complete construction of our proposed plant and commence operations. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, completion of our proposed plant and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Liquidity and Capital Resources

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of our company and our subsidiaries, Pure Biofuels Peru and Palma Industrial S.A.C. All intercompany transactions and balances have been eliminated. We are a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. Our fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment and future tax rates used to determine future income taxes. Actual results could differ from these estimates.

Financial Instruments/Concentrations

The fair value of our financial instruments which include cash, accounts payable and accrued liabilities, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The fair value of long term debt approximates its carrying value. Our operations are in Peru and virtually all of our assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation at the following annual rates:

Computer Equipment	- 25% straight line
Furniture & Miscellaneous	- 10% straight line
Building Improvements	- 10% straight line

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Peruvian Nuevos Soles. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and Diluted Net Loss per Share

We compute net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. On November 1, 2006, we approved a stock option plan (the “Plan”) that enables it to grant options to employees, including our officers and directors, and our subsidiaries and other individuals who contribute to the success of our company. Our board of directors will administer the Plan whereby it may, from time to time, grant up to a total of 18,000,000 stock options. The stock options granted under the Plan shall vest and become exercisable at such time and such terms as our board of directors may determine at the time of the grant of the options. As of December 31, 2006, we had not granted any stock options or recorded any stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of SAB No. 108 had no effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on our reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 19, 2007 of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants

Audited Consolidated Balance Sheet as at December 31, 2006

Audited Consolidated Statement of Operations for the period from May 10, 2006 (Date of Inception) to December 31, 2006

Audited Consolidated Statement of Cash Flows for the period from May 10, 2006 (Date of Inception) to December 31, 2006

Audited Consolidated Statement of Changes in Stockholders' Equity (Deficiency) for the period from May 10, 2006 (Date of Inception) to December 31, 2006

Notes to the Consolidated Financial Statements

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

December 31, 2006

Index

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheet	F – 2

Consolidated Statement of Operations	F – 3

Consolidated Statement of Stockholders’ Equity	F – 4

Consolidated Statement of Cash Flows	F – 5

Notes to the Consolidated Financial Statements	F – 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pure Biofuels Corp. (formerly Metasun Enterprises, Inc.)

(a development stage company)

We have audited the accompanying consolidated balance sheet of Pure Biofuels Corp. (formerly Metasun Enterprises, Inc.) (a development stage company) as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the period from May 10, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Pure Biofuels Corp. (formerly Metasun Enterprises, Inc.) as of December 31, 2006 and the results of its operations and its cash flows and the changes in stockholders’ equity for the period from May 10, 2006 (date of inception) to December 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

“DMCL” CHARTERED ACCOUNTANTS

Vancouver, Canada

March 19, 2007

F–1

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2006

ASSETS

Current Assets

Cash	$1,261,974
Prepaid expenses and deposits	52,004

1,313,978
VAT Receivable (Note 3)	192,766
Property, Plant and Equipment (Note 6)	4,020,837

Total Assets	$5,527,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$258,432
Due to related parties (Note 8)	97,813
Current portion of long term debt (Note 7)	600,000

956,245
Long Term Debt (Note 7)	600,000

Total Liabilities	1,556,245

Commitment and Contingencies (Notes 1 and 10)
Subsequent Events (Notes 6 and 15)

Stockholders’ Equity

Common stock (Note 11)
Authorized: 93,750,000 shares, par value $0.001
Issued: 62,132,419 shares	62,132
Additional paid-in capital	4,888,538
Subscriptions received in advance (Note 11)	96,277
Deficit accumulated during the development stage	(1,075,611)

Total Stockholders’ Equity	3,971,336

Total Liabilities and Stockholders’ Equity	$5,527,581

The accompanying notes are an integral part of these consolidated financial statements

F–2

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Consolidated Statement of Operations

For the period from May 10, 2006 (Date of Inception) to December 31, 2006

Operating Expenses

Consulting fees (Note 10)	$617,320
General and administrative	161,905
Professional fees	66,239
Wages	230,147

Net Loss	$(1,075,611)

Net Loss Per Share – Basic and Diluted	$(0.03)

Weighted Average Number of Shares Outstanding	32,247,553

The accompanying notes are an integral part of these consolidated financial statements

F–3

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

					Deficit
					Accumulated
	Number of		Additional	Subscriptions	During the
	Common		Paid–in	Received	Development
	Shares	Amount	Capital	In Advance	Stage	Total

Balance – May 10, 2006	1,000	$ 304	$ –	$ –	$ –	$ 304

Adjustment for change in par value	–	(303)	303	–	–	–

Recapitalization transactions
Shares of Pure Biofuels Corp. (Note 9(a))	71,359,405	71,359	1,740,626	–	–	1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912	–	–	–
Recapitalization adjustment (Note 4)	29,999,970	29,999	(210,526)	–	–	(180,527)
Shares acquired by legal parent	(1,000)	(1)	–	–	–	(1)

Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306	–	–	2,890,160

Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573	–	–	320,000

Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344	–	–	303,749

Finder’s fee	–	–	(195,000)	–	–	(195,000)

Subscriptions received in advance	–	–	–	96,277	–	96,277

Net loss	–	–	–	–	(1,075,611)	(1,075,611)

Balance – December 31, 2006	62,132,419	$ 62,132	$ 4,888,538	$ 96,277	$ (1,075,611)	$ 3,971,336

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value (Note 11). All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

F–4

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

From May 10, 2006 (Date of Inception) to December 31, 2006

Cash Flows From Operating Activities

Net Loss	$(1,075,611)
Adjustments to reconcile net loss to non-cash items used in operating activities:

Accrued consulting fees	97,500
Amortization	4,137

Changes in operating assets and liabilities

Prepaid expenses and deposits	(52,004)
Accounts payable and accrued liabilities	(117,009)

Net Cash Used In Operating Activities	(1,142,987)

Cash Flows From Investing Activities

VAT receivable	(192,766)
Net cash acquired on acquisition (Note 9(a))	1,812,202
Property, plant and equipment	(2,824,974)

Net Cash Used In Investing Activities	(1,205,538)

Cash Flows From Financing Activities

Due to related parties	313
Subscriptions received in advance	96,277
Proceeds from the issuance of common stock	3,513,909

Net Cash Provided by Financing Activities	3,610,499

Net Increase in Cash	1,261,974

Cash – Beginning	–

Cash – Ending	$1,261,974

Supplemental Disclosure of Cash Flow Information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

F–5

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on October 2, 2003 under the name Metasun Enterprises, Inc. Pursuant to a share exchange agreement (“Share Exchange Agreement”) dated July 26, 2006, the Company acquired 99.9% of the issued and outstanding common stock of Pure Biofuels del Peru SAC (“Peru SAC”), a private Peruvian corporation, in consideration for the issuance of 29,999,970 common shares. The Share Exchange Agreement occurred on September 15, 2006 (Date of Acquisition). As of the closing date, the former shareholders of Peru SAC held approximately 55% of the issued and outstanding common shares of the Company. The acquisition of Peru SAC, therefore, was recorded as a reverse acquisition for accounting purposes. Peru SAC was incorporated on May 10, 2006 under the laws of Peru and Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. In accordance with the provisions governing the accounting for reverse acquisitions, the financial statements are presented as a continuation of Peru SAC and include the results of operations of Peru SAC since incorporation on May 10, 2006, and the results of operations of the Company since the Date of Acquisition.

The Company previously focused its business efforts on the development of software specializing in web applications using MicrosoftTM technologies. In contemplation of the share exchange transaction with Peru SAC, the Company abandoned its original business plan and sold its’ investment in its previous subsidiary, Metasun Software Corp. (“Metasun”), and the related software business to two former shareholders in consideration for the cancellation of all shares of the Company’s’ common stock previously owned by them and the waiver and forgiveness of any outstanding amounts owed by the Company to them. As of the closing date of the Share Exchange Agreement, the Company commenced the business of the production, marketing and sale of clean burning biofuels focusing on Latin America. The Company’s shares trade on the NASD OTC Bulletin Board under the symbol ‘PBOF’.

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

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated any significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financing or generate profitable operations. As at December 31, 2006, the Company has working capital of $357,733 and has accumulated losses of $1,075,611 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

2.	Summary of Significant Accounting Principles
a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries, Peru SAC and Palma Industrial S.A.C. (“Palma SAC”). All intercompany transactions and balances have been eliminated. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment and future tax rates used to determine future income taxes. Actual results could differ from these estimates.

F–6

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Principles (continued)
	c)	Financial Instruments/Concentrations

The fair value of the Company’s financial instruments which include cash, accounts payable and accrued liabilities, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The fair value of long term debt approximates its carrying value. The Company’s operations are in Peru and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation at the following annual rates:

	Computer Equipment	-	25% straight line
	Furniture & Miscellaneous	-	10% straight line
	Building Improvements	-	10% straight line
e)	Long-lived Assets

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

f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Peruvian Nuevos Soles. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)	Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109 the Company is required to compute deferred income tax assets for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive.

F–7

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Principles (continued)
	i)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. On November 1, 2006, the Company approved a stock option plan (the “Plan”) that enables it to grant options to employees, including officers and directors of the Company, its subsidiaries and other individuals who contribute to the success of the Company. The board of directors will administer the Plan whereby it may, from time to time, grant up to a total of 18,000,000 stock options. The stock options granted under the Plan shall vest and become exercisable at such time and such terms as the board of directors may determine at the time of the grant of the options. As of December 31, 2006, the Company has not granted any stock options or recorded any stock-based compensation.

j)	Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of SAB No. 108 had no effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company's reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

3.	VAT Receivable

During the year, the Company paid $192,766 in VAT (value added tax) in Peru, of which $151,278 was paid for the acquisition of property, plant and equipment (Note 6). VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax and VAT liability during the next fiscal year, the receivable was classified as a long-term asset.

F–8

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

4.	Recapitalization Transaction

On July 26, 2006, the Company entered into a Share Exchange Agreement, among the Company, Peru SAC, and the former stockholders of Peru SAC in which the Company acquired 99.9% of the issued and outstanding shares of Peru SAC. The Share Exchange Agreement occurred on September 15, 2006. In accordance with the Share Exchange Agreement, the Company issued 29,999,970 shares of the Company’s common stock to the former stockholders of Peru SAC for 99.9% of the 1,000 issued and outstanding common shares of Peru SAC on the basis of 30,030 common shares of the Company for every one common share of Peru SAC.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions, as the former stockholders of Peru SAC controlled approximately 55% of the issued and outstanding shares of the Company on completion of the transaction. The share exchange is deemed to be a reverse acquisition for accounting purposes, although the Company is the legal parent of Peru SAC. Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. The post-acquisition entity is accounted for as a recapitalization of the Company.

The consolidated statements of operations and cash flows for the period from May 10, 2006 (Date of Inception) to December 31, 2006, include the results of operations of Peru SAC and the Company’s results of operations from September 15, 2006 (Date of Acquisition) to December 31, 2006. The equity amounts are those of Peru SAC, however, the number of shares issued and outstanding at December 31, 2006, are the Company’s.

The recapitalization adjustment of $210,526 was charged to additional paid-in capital on consolidation and is comprised of the following amounts:

Additional paid-in capital, beginning	$18,635
Accumulated deficit of the Company from date of inception (October 2, 2003) to September 15, 2006	(243,537)
Issuance of shares under the Share Exchange Agreement	(29,999)
Donated capital	44,375

Total recapitalization adjustment	$(210,526)

5.	Acquisition of Palma SAC

On October 10, 2006, the Company completed the acquisition of 99.9% of the issued and outstanding common stock of Palma SAC, a company incorporated in Lima, Peru. Palma was incorporated to plant oil bearing crops to be processed at the Company’s biodiesel refinery when it is constructed. Palma SAC was acquired from the President of the Company for consideration of $304.

The purchase price was allocated to the following assets and liabilities:

Cash	$210
Accounts payable and accrued liabilities	(3,438)
Deficit	3,532

$304

The consolidated statements of operations and cash flows include the results of operations of Palma SAC from October 10, 2006 (Date of Acquisition) to December 31, 2006.

6.	Property, Plant and Equipment
		Cost $	Accumulated Amortization $	December 31, 2006 Net Book Value $

	Land (a)	3,098,951	–	3,098,951
	Plant under Construction (b), (c), (d)	796,200	–	796,200
	Building Improvements	27,794	232	27,562
	Computer Equipment	54,492	3,718	50,774
	Furniture & Miscellaneous	47,537	187	47,350

		3,228,774	4,137	3,224,637

F–9

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

6.	Property and Equipment (continued)
a)	A portion of the cost of the land, $3,008,998, is payable under a purchase agreement (Note 7). The remaining $89,953 was paid by the Company as property taxes.
b)

On September 29, 2006, the Company entered into an engineering services contract with Polindustria S.A. (“Polindustria”) of Lima, Peru, who will develop the concepts, designs, installation and construction of the Company’s biodiesel refinery. Under the agreement, the Company is required to pay Polindustria $120,000 plus VAT, upon the completion of certain stages over 100 days. During the period ended December 31, 2006, the Company paid $71,400 to Polindustria, comprised of $60,000 in payments and $11,400 in VAT. Subsequent to December 31, 2006, the Company paid an additional $14,280 to Polindustria, comprised of $12,000 in payments and $2,280 in VAT.

c)

On September 4, 2006, the Company entered into a technology license agreement (the “License Agreement”) with Capricorn Del Peru SAC (“Capricorn”) of Lima, Peru, who licensed the technology to construct a biodiesel refinery in Callao, Peru. Capricorn will provide the design, schematics and operational parameters (temperature, pressure, residence time, flow and control) for the construction of the Company’s biodiesel refinery. Under the License Agreement, the Company is required to pay Capricorn a total of $1,200,000 plus VAT, of which $360,000 is payable upon execution of the agreement (paid), $360,000 is payable within 30 days of execution of the agreement (paid), and $480,000 is payable upon delivery of the designs. During the period ended December 31, 2006, the Company paid $856,800 to Capricorn, comprised of $720,000 in payments and $136,800 in VAT. Subsequent to December 31, 2006, the Company paid an additional $571,200 to Capricorn, comprised of $480,000 in payments and $91,200 in VAT.

d)

On December 7, 2006, the Company entered into a contract agreement with Tecnologias y Consultorias Ecologicas SAC (“TECONEC”) of Lima, Peru, who will prepare a study of the social and environmental impact of the Company’s biodesel refinery. Under the agreement, the Company is required to pay TECONEC $54,000 plus VAT, upon the completion of certain stages. During the period ended December 31, 2006, the Company paid $19,278 to TECONEC, comprised of $16,200 in payments and $3,078 in VAT. Subsequent to December 31, 2006, the Company paid an additional $19,278 to TECONEC, comprised of $16,200 in payments and $3,078 in VAT

7.	Long Term Debt

On December 21, 2006, the Company entered into a purchase agreement with Tradetex International Inc. (“Tradetex”), whereby the Company acquired land located in Callao, Peru. The purchase price of $3,008,998 is to be paid as follows:

i)	An initial deposit of $150,000 (paid);
ii)	$1,658,998 upon the transfer of the property (paid); and
iii)	$600,000, plus accrued interest at an annual effective rate of 8%, on or before November 21, 2007.
iv)	$600,000, plus accrued interest at an annual effective rate of 8%, on or before November 21, 2008.

In the event that the Company is unable to make the two $600,000 payments, Tradetex retains the right to the amount through the foreclosure and sale of the land.

	Total amount owing as at December 31, 2006	$1,200,000
	Less: current portion	(600,000)

		$600,000

8.	Related Party Transactions

The Company entered into the following transactions with related parties from May 10, 2006 (Date of Inception) to December 31, 2006:

a)	Incurred consulting fees of $230,000 for services provided by the President of the Company.
b)	Incurred a consulting fee bonus of $100,000 to a director of the Company.
c)	Incurred consulting fees of $31,500 and consulting fee bonuses of $106,500 for services provided by directors of the Company (Note 10 (c) and (d)).
d)	Incurred wages of $60,000 to the President and an employee related to the President of the Company (Note 10 (e) and (f)).

F–10

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

8.	Related Party Transactions (continued)
e)

As described in Note 5, the Company acquired Palma SAC from the President of the Company. As at December 31, 2006, included in due to related parties is $313 for which the Company is indebted to the President of the Company.

Included in due to related parties at December 31, 2006 is $97,500 owing to directors, the President and an employee related to the President of the Company for consulting fees.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

9.	Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$-
Cash paid during the period for income taxes	$-
a)

The value assigned to the common shares issued in accordance with the Share Exchange Agreement (Note 4) was valued based on the fair value of net assets of the Company at the Date of Acquisition which approximated a carryover basis of $1,631,459.

The purchase price was allocated to the following assets and liabilities:

Cash	$1,812,202
Accounts payable and accrued liabilities	(180,743)

Net assets acquired	$1,631,459

Included in cash is $1,811,985 in proceeds pursuant to a private placement (Note 11(c)), which was received prior to the Date of Acquisition and was applied against the purchase price set forth in the Share Exchange Agreement.

b)	The Company accrued a finder’s fee of $195,000 in connection with a private placement (Note 11 (c)).
10.	Commitments

On September 15, 2006, the Company entered into the following consulting agreements, all of which are cancellable within 28 days written notice, with:

a)

A consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the period ended December 31, 2006, consulting fees of $10,500 were incurred.

b)

Another consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the period ended December 31, 2006, consulting fees of $10,500 were incurred.

c)

A director to provide management services. Under the terms of the agreement, the Company agreed to pay $7,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $103,500. During the period ended December 31, 2006, consulting fees of $24,500 were incurred.

d)

A director to provide accounting services to the Company. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $3,000. During the period ended December 31, 2006, consulting fees of $7,000 were incurred.

Subsequent to December 31, 2006, all of the above agreements were terminated.

The Company also entered into the following agreements during the period ended December 31, 2006:

e)

On September 1, 2006, the Company entered into an employment agreement with the President of the Company. Under the terms of the agreement, the Company agreed to pay $10,000 per month for an indefinite term. During the period ended December 31, 2006, wages of $40,000 were incurred.

f)

On September 1, 2006, the Company entered into an employment agreement with an employee related to the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month for an indefinite term. During the period ended December 31, 2006, wages of $20,000 were incurred.

F–11

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

10.	Commitments (continued)
g)

The Company is required to pay the remaining $60,000 plus VAT, pursuant to an engineering contract between the Company and Polindustria (Note 6(b)). Subsequent to December 31, 2006, the Company paid an additional $14,280 to Polindustria, comprised of $12,000 in payments and $2,280 in VAT.

h)

The Company is required to pay Capricorn $480,000 upon the delivery of the designs, as set forth in the License Agreement (Note 6(c)). Subsequent to December 31, 2006, the Company paid an additional $571,200 to Capricorn, comprised of $480,000 in payments and $91,200 in VAT.

i)

The Company is required to pay the remaining $37,800 plus VAT, pursuant to a contract agreement between the Company and TECONEC (Note 6(d)). Subsequent to December 31, 2006, the Company paid an additional $19,278 to TECONEC, comprised of $16,200 in payments and $3,078 in VAT

j)

On September 7, 2006, the Company entered into a CDM emission reductions purchase agreement with Ecosecurities Group PLC, who have agreed to (i) work with the Company to obtain a Clean Development Mechanism (CDM) approved by the European Trading Scheme and (ii) buy 100% of the Certified Emission Reduction credits generated by the Company’s refinery, when constructed and in operation.

k)

On October 1, 2006, the Company entered into a lease for premises in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $5,113 for the first year. The monthly payment will increase by 3% annually until September 2009.

On October 10, 2006, the Company entered into a lease for premises in Vancouver, British Columbia. Under the terms of the lease, the Company is required to make monthly payments of $3,000, plus applicable taxes, until October 2008.

Future lease payments for the next five years are as follows:

	2007	$99,197
	2008	93,351
	2009	50,284
	2010	–
	2011	–

		$242,832

11.	Common Stock

a)

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 share of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001.

b)	On September 15, 2006, the Company issued 29,999,970 common shares to the former shareholders of Peru SAC pursuant to a Share Exchange Agreement entered into on July 26, 2006. Refer to Note 4.
c)

On October 12, 2006, the Company completed a private placement of 6,269,527 units at $0.75 per unit for total proceeds of $4,702,145. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share. In connection with the private placement the Company accrued a finder’s fee of $195,000 which is included in accounts payable and accrued liabilities at December 31, 2006. Of the private placement, 2,415,980 of the units and $1,811,985 of the proceeds were received prior to the Date of Acquisition and applied against the purchase price set forth in the Share Exchange Agreement (Note 9).

d)

On November 10, 2006, the Company completed a private placement of 426,666 units at $0.75 per unit for total proceeds of $320,000. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share.

e)

On December 19, 2006, the Company completed a private placement of 404,998 units at $0.75 per unit for total proceeds of $303,750. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share.

F–12

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

11.	Common Stock (continued)
f)

At December 31, 2006, the Company had $96,277 in subscriptions received in advance towards a private placement of 302,975 units at $0.75 per unit for total proceeds of $227,231. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share. Subsequent to December 31, 2006, these subscriptions were refunded in full as the private placement did not close (Note 15(b)).

12.	Warrants

The following summarizes the stock purchase warrant transactions for the period ended December 31, 2006:

	Number of warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding, May 10, 2006	-	$ -	-
Warrants issued (Note 11)	3,550,595	1.50	0.79

Balance, December 31, 2006	3,550,595	$ 1.50	0.79

13.	Income Taxes

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net U.S. operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. operating losses carried forward in future years. The Company has U.S. tax losses of approximately $652,000 to offset future years’ taxable income expiring in fiscal 2025. The Company’s subsidiaries, Peru SAC and Palma SAC, have combined tax losses of approximately $423,000 to offset future years’ taxable income earned in Peru expiring in fiscal 2010.

	United States $	Peru $	Total $

Net Operating Loss	652,250	423,361	1,075,611

Statutory Tax Rate	35%	30%	32.5%

Effective Tax Rate	–	–	–

Deferred Tax Asset	228,288	127,008	355,296

Valuation Allowance	(228,288)	(127,008)	(355,296)

Net Deferred Tax Asset	–	–	–

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	United States	Peru

Statutory federal income tax rate	35.0%	30.0%
Change in valuation allowance	(35.0%)	(30.0%)

Total income tax expense	–	–

At December 31, 2006, a valuation allowance totalling $355,296 was provided as the future utilization of some portion of the loss carry forwards is determined not to be “more likely than not,”

F–13

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

14.	Segmented Information

The Company’s operations are conducted in two reportable segments, U.S. and Peru. The net loss and net identifiable assets by reportable segments are as follows:

		U.S. $	Peru $	Total $
	Net loss	652,250	423,361	1,075,611

	Property, Plant and Equipment	-	4,020,837	4,020,837
	Total assets	261,135	5,266,446	5,527,581
15.	Subsequent Events

a)	Effective February 28, 2007, the Company terminated its consulting and management agreements, which were entered into on September 15, 2006 (Note 10 (a), (b), (c) and (d)).
b)	The Company refunded in full the $96,277 subscriptions which had been received in advance (Note 11(f)).
c)

The Company received $204,732 towards a private placement of 302,975 units at $0.75 per unit for total proceeds of $227,231. Each unit consists on one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share.

d)

On February 6, 2007, the Company, the President of the Company and certain shareholders (the President and certain shareholders collectively the “Shareholders”) entered into an agreement pursuant to which the Shareholders placed 12,267,255 shares of the Company’s common stock into escrow. The shares will be released back to the Shareholders upon the completion by the Company of certain strategic goals.

e)

On February 6, 2007, the Company, the President of the Company and certain shareholders (the President and certain shareholders collectively the “Transferring Shareholders”) entered into an agreement with ARC Investment Partners (“ARC”), Tapirdo Enterprises LLC (“Tapirdo”), and SGM Capital LLC (“SGM”), pursuant to which the Transferring Shareholders will transfer (i) 3,000,000 shares of the Company’s common stock to ARC, (ii) 2,000,000 shares of the Company’s common stock to Tapirdo, and (iii) 1,000,000 shares of the Company’s common stock to SGM, upon the completion by the Company of a financing of gross proceeds of no less than $7.5 million by June 30, 2007. If the Company is unsuccessful, the shares will revert back to the ownership of the Transferring Shareholders.

F–14

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following individuals serve as the directors and executive officers of our company and our operating subsidiary. All directors of our company and our subsidiary hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company and our operating subsidiary are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Luis Goyzueta	Director, President and Chief Executive Officer	31	July 26, 2006
Adam Roseman	Chairman and Director	29	February 6, 2007
Gustavo Goyzueta	Chief Financial Officer	27	October 20, 2006
Steve Magami	Chief Strategy Officer and Director	30	February 6, 2007
Alberto Pinto	Chief Operating Officer and Director	41	November 21, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company and the executive officers of our subsidiary, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Luis Goyzueta

Mr. Goyzueta obtained a degree in Economics and Finance from Bentley College in Boston. Mr. Goyzueta was a director of Urex Energy Corp., a Nevada corporation whose business primarily includes the acquisition and exploration of uranium mining properties, from August 31, 2005 to December 14, 2006. Prior to this, Mr. Goyzueta has had over seven years experience working as an executive with natural resource companies in Peru. Most recently, he has been the General Manager of Interpacific Oil, the only biodiesel producer in Peru. In addition, Mr. Goyzueta has been a director of Compañia Minera Mória, a privately held mining company in Peru, and Oiltec, a petrochemical distributor.

Adam Roseman

Mr. Roseman has extensive experience in both finance and management. Previously, Mr. Roseman served as an investment banker in various sectors at Lehman Brothers, Piper Jaffray and Goldman Sachs. Currently, Mr. Roseman is a Director of Safe Renewables Corporation and Xyience, Inc. In addition, he is the Founder and Chief Executive Officer of ARC Investment Partners.

Steve Magami

Mr. Magami has led a career as a private equity investor and operations executive, focused on the alternative energy and financial services industries. Mr. Magami’s experience in the biodiesel industry is extensive having both covered the industry as a private equity investor and served as an Officer of Safe Renewables, where he headed business and corporate development. Mr. Magami is a former Principal of Lovell Minnick Partners, a private equity firm managing $350 million of assets. Mr. Magami is currently a Partner of ARC Investment Partners, a Los Angeles-based private equity firm.

Gustavo Goyzueta

Mr. Goyzueta has held manager positions with Oiltech S.A.C. and Software S.A. for the past four years. While working for these companies, he conducted investment analysis, negotiated terms, coordinated treasury functions and capital budgeting. Mr. Goyzueta obtained a B.Sc. in Finance from Bentley College in Boston.

Alberto Pinto

Mr. Pinto has over 19 years of experience in the oil and shipping industries. He is the founder of a number of leading shipping companies in Peru, including Consumer S.A., Trimarine Corporation S.A. and InterPacific Oil S.A.C. Mr. Pinto currently serves as the Chief Executive Officer of Ocean Marine S.A.C., a leading shipping and oils and gas products distribution company based in Peru, where he is responsible for the overall management of the company. Mr. Pinto obtained a Bachelors degree in Business Administration and a Masters in Business Administration from the Boston University School of Management.

Family Relationships

Other than as listed below, there are no family relationships between any of our directors and executive officers.

Luis Goyzueta, our president, chief executive officer and a director of our company, is brother to Gustavo Goyzueta, our chief financial officer.

Board and Committee Meetings

Board Meetings

Our board of directors held no formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2006, our only standing committee of the board of directors was our audit committee. We currently do not have a nominating or a compensation committee or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.

Audit Committee

Currently our audit committee consists of our entire board of directors. For the year ended December 31, 2006, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Luis Goyzueta	1(1)(2)	1(2)	Nil
Adam Roseman	1(1)	Nil	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective April 20, 2005, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president and chief executive officer and secretary, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 29, 2005 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pure Biofuels Corp., 9440 Little Santa Monica Blvd., Suite 400, Beverly Hills, CA 90210.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended December 31, 2006 and who earned at least $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for the year ended December 31, 2006, are set out in the following summary compensation tables:

Fiscal year ended December 31, 2006

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Luis Goyzueta(1) President, Chief Executive Officer and Director	2006	40,000	Nil	Nil	Nil	Nil	Nil	230,000	270,000
David Clifton(3) Former Vice-President and Director	2006	24,500	130,000	Nil	Nil	Nil	Nil	Nil	154,500
Chad DeGroot(4) Former President, Secretary, Treasurer and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Goyzueta became the president and chief executive officer of our company on July 26, 2006, and a director of our company on September 15, 2006.

(2)	Mr. Goyzueta was paid a consulting fee of $230,000 in connection with past services provided to Pure Biofuels Peru pursuant to the Share Exchange Agreement.

(3)

Mr. Clifton became the vice-president of our company on July 26, 2006, and a director of our company on September 15, 2006. Mr. Clifton resigned as a director of our company on October 27, 2006 and as our vice-president on February 28, 2007.

(4)	Mr. DeGroot became our president, secretary and treasurer on October 2, 2003. Mr. DeGroot resigned as the secretary, treasurer and director on July 26, 2006 and as president on September 15, 2006.

Effective September 1, 2006, Pure Biofuels Peru entered into an employment agreement with Luis Goyzueta to provide the services of general manager to Pure Biofuels Peru.  The agreement provides for Pure Biofuels Peru to pay Mr. Goyzueta $10,000 per month and is terminable by either party by providing the required notice.  During the year ended December 31, 2006, we paid $40,000 to Mr. Goyzueta.

Effective September 15, 2006, we entered into a consulting agreement with David Clifton, our former Director and Vice President, and Clifton Consulting, to advise and assist our company in implementing a strategy for executing the business plan, to provide direction to management, to assist with the day-to-day operations of our company, to advise and assist our company in developing and implementing plans and materials for presentation to the financial community as well as assist our company with shareholder relations among other duties.  The agreement provided that we compensate Mr. Clifton $7,000 per month, and a one-time signing bonus of $3,500.  The agreement is terminable by either party on four weeks notice. We also paid Mr. Clifton a one-time director bonus of $100,000. During the year ended December 31, 2006 we paid $24,500 to Mr. Clifton. This agreement was terminated on February 28, 2007.

Our former President, Chad DeGroot, provided management services to our company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Luis Goyzueta(1) President, Chief Executive Officer and Director	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chad DeGroot(2) Former President, Secretary, Treasurer and Director	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Mr. Goyzueta became our president, chief executive officer and a director of our company on July 26, 2006.

(2)	Chad DeGroot became our president, secretary and treasurer on October 2, 2003. Mr. DeGroot resigned as the secretary, treasurer and director on July 26, 2006 and as president on September 15, 2006.

(3)	Mr. Alastair Anderson became our vice president and a director on November 28, 2003 and resigned from these positions on December 16, 2005.

Director Compensation

The particulars of compensation paid to our directors for our year ended December 31, 2006, are set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Patrick Orlando(1)	Nil	Nil	Nil	Nil	N/A	Nil	Nil
Alberto Pinto(2)	Nil	Nil	Nil	Nil	N/A	Nil	Nil
Joy Clifton(3)	7,000	Nil	Nil	Nil	N/A	Nil	7,000
Gustavo Goyzueta(4)	20,000	Nil	Nil	Nil	N/A	Nil	20,000

(1)	Mr. Orlando became a director of our company on November 21, 2006, and he resigned as a director on February 6, 2007.

(2)	Mr. Pinto became a director of our company on November 21, 2006.

(3)	Ms. Clifton became a director of our company on November 10, 2006, and she resigned as a director on February 6, 2007.

(4)

Mr. Goyzueta became a director of our company on November 21, 2006, and he resigned on February 6, 2007. Mr. Goyzueta is currently the Chief Financial Officer of our company. Mr. Goyzueta earned $20,000 for the year ended December 31, 2006 pursuant to an employment agreement dated September 1, 2006.

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the transitional year ended December 31, 2006.

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

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 5, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Luis Goyzueta c/o Calle Los Euchariz 150 Dpto 201 Monterrico, Surco Lima 33, Peru	13,002,990	20.93%
Adam Roseman c/o ARC Investment Partners LLC 9440 Little Santa Monica Blvd. Suite 400 Beverly Hills, CA 90210	Nil	Nil%
Steve Magami c/o ARC Investment Partners LLC 9440 Little Santa Monica Blvd. Suite 400 Beverly Hills, CA 90210	Nil	Nil%
Alberto Pinto Calle Boivar 402, Of 301 Miraflores, Lima, Peru	1,501,500	2.42
Gustavo Goyzueta Av. La Merced 810 Surco, Lima, Peru	1,501,500	2.42
David Clifton 198 Whonoak Road West Vancouver, British Columbia V7P 3R1	3,993,990	6.43%
Chad DeGroot 201 – 1040 West 8th Avenue Vancouver, British Columbia V6H 1C4	Nil	Nil%
Directors and Executive Officers as a Group	16,005,990	25.76%

* Less than 2%.

(1) Based on 62,132,419 shares of common stock issued and outstanding as of March 5, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Other than as listed below, during our last fiscal year we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of our average total assets for the last three fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Effective September 15, 2006, we entered into a consulting agreement with Joy Clifton, our former Secretary, Treasurer and Director, and Soar International, to provide bookkeeping and accounting services, and to assist in establishing proper internal control procedures and documentation for our company.  The agreement provided that we compensate Ms. Clifton $2,000 per month, and a one-time signing bonus of $3,000.  The agreement is terminable by either party on four weeks notice.  During the year ended December 31, 2006 we paid $7,000 to Ms. Clifton. This agreement was terminated on February 28, 2007.

Corporate Governance

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 13.	Exhibits.
Exhibit Number	Description
2.1

Share Exchange Agreement dated July 26, 2006, among Metasun Enterprises, Inc. (now Pure Biofuels Corp.), Pure Biofuels del Peru SAC, the shareholders of Pure Biofuels del Peru SAC and Luis Goyzueta (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on July 28, 2006 (Commission File No. 000-50903))

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 16, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on March 16, 2004)
3.3	Articles of Merger and Certificate of Change (incorporated by reference from our current report on Form 8-K filed on August 7, 2006)
4.1	2006 Stock Option and Award Plan (incorporated by reference from our quarterly report on Form 10-QSB filed on November 20, 2006)
10.1

Share Purchase Agreement dated September 15, 2006 between Metasun Enterprises, Inc. (now Pure Biofuels Corp.), Chad DeGroot and Alastair Anderson (incorporated by reference from our current report on Form 8-K filed on October 2, 2006)

10.2

Technology License Agreement between Pure Biofuels del Peru SAC and Capricorn Del Peru S.A.C. dated September 4, 2006 (translated copy) (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)

10.3

Engineering Services Contract between Pure Biofuels del Peru SAC and Polindustria S.A. dated September 29, 2006 (translated copy) (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)

10.4

CDM Emission Reductions Purchase Agreement between Pure Biofuels del Peru SAC and Ecosecurities Group PLC dated September 7, 2006 (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)

10.5

Commercial Distribution Agreement between Pure Biofuels del Peru SAC and Ocean Marine S.A.C. dated October 12, 2006 (translated copy) (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)

10.6	Employment Agreement between Pure Biofuels Peru and Luis Goyzueta dated September 1, 2006 (translated copy) (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)
10.7

Employment Agreement between Pure Biofuels Peru and Gustavo Goyzueta dated September 1, 2006 (translated copy) (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)

10.8	Consulting Agreement with David Clifton and Clifton Consulting dated September 15, 2006 (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)
10.9	Consulting Agreement with Joy Clifton and Soar International dated September 15, 2006 (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)
10.10	Consulting Agreement with Tai Consulting and Andrew Tai dated September 15, 2006 (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)
10.11	Consulting Agreement with Miz 1 Consulting and Kevin Mizuno dated September 15, 2006 (incorporated by reference from our quarterly report on Form 10-QSB filed November 20, 2006)
21	Subsidiaries of the Small Business Issuer
Pure Biofuels del Peru SAC
Palma Industrial SAC
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Luis Goyzueta
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gustavo Goyzueta
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Luis Goyzueta and Gustavo Goyzueta

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the year ended December 31, 2006, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were estimated to be approximately $30,000.

For the years ended January 31, 2006 and 2005, the aggregate fees billed by Manning Elliott for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $14,650 and $10,900, respectively.

Audit Related Fees

For the year ended December 31, 2006, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton LoBonte LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $8,000.

For the years ended January 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Manning Elliott relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were $nil and $nil, respectively.

Tax Fees

For the year ended December 31, 2006, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for other non-audit professional services, other than those services listed above, totalled $Nil.

For the years ended January 31, 2006 and 2005, the aggregate fees billed by Manning Elliott for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Dale Matheson Carr-Hilton LaBonte LLP and/or Manning Elliott for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton LaBonte LLP and/or Manning Elliott to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton LaBonte LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte LLP and Manning Elliott and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton LaBonte LLP’s and Manning Elliott's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOFUELS CORP.

By: /s/ Luis Goyzueta

Luis Goyzueta

President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Luis Goyzueta

Luis Goyzueta

President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 13, 2007

By: /s/ Gustavo Goyzueta

Gustavo Goyzueta

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2007

By: /s/ Adam Roseman

Adam Roseman

Chairman of the Board and Director

Date: April 13, 2007

By: /s/ Steve Magami

Steve Magami

Director

Date: April 13, 2007

By: /s/ Alberto Pinto

Alberto Pinto

Chief Operating Officer and Director

Date: April 13, 2007

CW1097434.10