Form 10QSB
period 2007-03-31
PURE BIOFUELS CORP
filed 2007-05-21
CIK 1283193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-50907

PURE BIOFUELS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	47-0930829 (I.R.S. Employer Identification No.)

9440 Little Santa Monica Blvd., Suite 401 Beverly Hills, CA 90210

Telephone No.: 1-310-402-5916

(Address and telephone number of Registrant’s principal

executive offices and principal place of business)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2007, the Company had 62,435,428 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pure Biofuels Corp.

(formerly Metasun Enterprises, Inc.)

(A Development Stage Company)

(Unaudited)

March 31, 2007

Pure Biofuels Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current Assets

Cash	$54,493	$1,261,974
Accounts receivable	31,595	18
Prepaid expenses and deposits	74,868	51,986

	160,956	1,313,978
VAT Receivable (Note 5)	322,043	192,766
Property, Plant and Equipment, net (Note 6)	5,028,063	4,020,837

Total Assets	$5,511,062	$5,527,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,181,556	$258,432
Due to related parties (Note 8)	66,480	97,813
Current portion of long term debt (Note 7)	600,000	600,000

	1,848,036	956,245
Long Term Debt (Note 7)	600,000	600,000

Total Liabilities	2,448,036	1,556,245

Minority interest (Note 1)

Commitment and Contingencies (Notes 2 and 9)

Stockholders’ Equity

Common stock (Note 10)
Authorized: 93,750,000 shares, par value $0.001
Issued: 62,435,428 shares (2006 - 62,132,419 shares)	62,435	62,132
Additional paid-in capital	5,044,978	4,888,538
Accumulated other comprehensive loss	2,441	–
Subscriptions received in advance	–	96,277
Deficit accumulated during the development stage	(2,046,828)	(1,075,611)

Total Stockholders’ Equity	3,063,026	3,971,336

Total Liabilities and Stockholders’ Equity	$5,511,062	$5,527,581

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss (unaudited)

	For the period from	For the
	May 10, 2006	Three Months
	(Date of Inception)	Ended
	to March 31,	March 31,
	2007	2007

Operating Expenses

Consulting fees (Note 9)	$1,145,175	$527,855
General and administrative	299,582	137,677
Professional fees	166,337	100,098
Wages	435,734	205,587

Net Loss	$(2,046,828)	$(971,217)

Other Comprehensive Loss

Foreign currency translation adjustment	2,441	2,441

Comprehensive Loss	$(2,044,387)	$(968,776)

Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.02)

Weighted Average Number of Shares Outstanding	42,660,000	62,159,000

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

					Accumulated	Deficit
					Other	Accumulated
	Number of		Additional	Subscriptions	Comprehensive	During the
	Common		Paid–in	Received	Income	Development
	Shares	Amount	Capital	In Advance	(Loss)	Stage	Total

Balance – May 10, 2006	1,000	$304	$–	$–	$–	$–	$304

Adjustment for change in par
value	–	(303)	303	–	–	–	–

Recapitalization transactions
Shares of Pure Biofuels Corp.
(Note 10(a))	71,359,405	71,359	1,740,626	–	–	–	1,811,985
Cancellation of Metasun
Software Corp. shares	(43,912,167)	(43,912)	43,912	–	–	–	–
Recapitalization adjustment	29,999,970	29,999	(210,526)	–	–	–	(180,527)
Shares acquired by legal parent	(1,000)	(1)	–	–	–	–	(1)

Issuance of common stock for
cash, October 12, 2006 @
$0.75	3,853,547	3,854	2,886,306	–	–	–	2,890,160

Issuance of common stock for
cash, November 10, 2006 @
$0.75	426,666	427	319,573	–	–	–	320,000

Issuance of common stock for
cash, December 19, 2006 @
$0.75	404,998	405	303,344	–	–	–	303,749

Finder’s fee	–	–	(195,000)	–	–	–	(195,000)

Subscriptions received in advance	–	–	–	96,277	–	–	96,277

Net loss	–	–	–	–	–	(1,075,611)	(1,075,611)

Balance – December 31, 2006	62,132,419	62,132	4,888,538	96,277	–	(1,075,611)	3,971,336

Issuance of common stock for
cash, March 23, 2007 @	303,009	303	156,440	(96,277)	–	–	60,466
$0.75

Foreign currency translation	–	–	–	–	2,441	–	2,441
adjustment

Net loss	–	–	–	–	–	(971,217)	(971,217)

Balance – March 31, 2007,
(unaudited)	62,435,428	$62,435	$5,044,978	$–	$2,441	$(2,046,828)	$3,063,026

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value (Note 10). All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	From	For the
	May 10, 2006 (Date	Three Months
	of Inception)	Ended
	to March 31,	March 31,
	2007	2007
Cash Flows From Operating Activities

Net Loss	$(2,046,828)	$(971,217)

Adjustments to reconcile net loss to cash used in
operating activities:

Accrued consulting fees	97,500	–
Depreciation	7,807	3,670

Changes in operating assets and liabilities

Accounts receivable	(192,782)	(192,764)
Prepaid expenses and deposits	107,329	159,315
Accounts payable and accrued liabilities	334,957	451,966

Net Cash Used In Operating Activities	(1,692,017)	(549,030)

Cash Flows From Investing Activities

VAT receivable	(322,043)	(129,277)
Net cash acquired on acquisition	1,812,202	–
Property, plant and equipment	(3,374,603)	(549,629)

Net Cash Used In Investing Activities	(1,884,444)	(678,906)

Cash Flows From Financing Activities

Due to related parties	(31,020)	(31,333)
Subscriptions received in advance	–	(96,277)
Proceeds from the issuance of common stock	3,670,652	156,743

Net Cash Provided by Financing Activities	3,639,632	29,133

Effect of exchange rates on cash	(8,678)	(8,678)

Net Increase (Decrease) in Cash	54,493	(1,207,481)

Cash – Beginning	–	1,261,974

Cash – Ending	$ 54,493	$ 54,493

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–
Income taxes paid	–	–

Supplemental Disclosures of Non-Cash Investing and Financing
Activities

Purchase of land through long-term debt	$1,200,000	$–

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three- month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

These unaudited interim consolidated financial statements include the accounts of Pure Biofuels Corp. and its two 99.99% owned subsidiaries, Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C. Minority interest has not been presented on the Consolidated Balance Sheet due to the accumulated losses have exceeded the minority stockholders equity. In accordance with APBO No. 18, the minority interest has been written down to zero on the accompanying balance sheet.

2.	Going Concern Uncertainty

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated any significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financing or generate profitable operations. As at March 31, 2007, the Company has a working capital deficit of $1,687,080 and has accumulated losses of $2,046,828 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through debt or equity financing.

3.	Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company‘s subsidiaries use their local currency, Peruvian Nuevos Soles (PEN), as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $2,441 as of March 31, 2007. Asset and liability amounts at March 31, 2007 and December 31, 2006 were translated at 3.183 PEN to $1.00 USD and 3.194 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2007 and the period from inception to December 31, 2006 were 3.184 PEN and 3.197 PEN, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

4.	Recent Accounting Policies

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

4.	Recent Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB“) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.“ SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of SAB No. 108 had no effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

5.	VAT Receivable

At March 31, 2007, the Company recognized a VAT (value added tax) receivable of $322,043 in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax and VAT liability during the next fiscal year, the receivable was classified as a long-term asset.

6.	Property, Plant and Equipment

			March 31,	December 31,
			2007	2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Land	3,122,951	–	3,122,951	3,098,951
Plant under Construction	1,769,400	–	1,769,400	796,200
Building Improvements	27,794	525	27,269	27,562
Computer Equipment	60,917	5,630	55,287	50,774
Furniture & Miscellaneous	54,808	1,652	53,156	47,350

	5,035,870	7,807	5,028,063	4,020,837

Depreciation expense amounted to $3,670 for the three months ending March 31, 2007 and $7,807 from inception, respectively.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)

7.	Long Term Debt

On December 21, 2006, the Company entered into a purchase agreement with Tradetex International Inc. (“Tradetex“), whereby the Company acquired land located in Callao, Peru. The purchase price of $3,008,998 is to be paid as follows:

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

	Total amount owing as at March 31, 2007	$ 1,200,000
	Less: current portion	(600,000)

$ 600,000

Total interest expense for the three months ending March 31, 2007 amounted to $24,000. The Company capitalized interest costs incurred on funds used to purchase the land.

8.	Related Party Transactions

The Company entered into the following transactions with related parties during the three months ended March 31, 2007:

	a)	Incurred consulting fees of $30,000 for services provided by directors of the Company.

	b)	As at March 31, 2007, included in due to related parties is $327 for which the Company is indebted to the President of the Company.

Included in due to related parties at March 31, 2007 is $66,153 owing to directors, the President and an employee related to the President of the Company for consulting fees.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

9.	Commitments

On September 15, 2006, the Company entered into the following consulting agreements, all of which were cancellable within 28 days of written notice. Effective February 28, 2007, the Company terminated these consulting and management agreements, which were entered into on September 15, 2006 with:

	a)	A consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the period ended March 31, 2007, consulting fees of $6,000 were incurred.

	b)	Another consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the period ended March 31, 2007, consulting fees of $6,000 were incurred.

	c)	A director to provide management services. Under the terms of the agreement, the Company agreed to pay $7,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $103,500. During the period ended March 31, 2007, consulting fees of $14,000 were incurred.

	d)	A director to provide accounting services to the Company. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $3,000. During the period ended March 31, 2007, consulting fees of $4,000 were incurred.

The Company also entered into the following agreements:

	e)	On February 6, 2007, the Company, the President of the Company and certain stockholders (the President and certain stockholders collectively the “Stockholders“) entered into an agreement pursuant to which the Stockholders placed 12,267,255 shares of the Company’s common stock into escrow. The shares will be released back to the Stockholders upon the completion by the Company of certain strategic goals.

10

Pure Biofuels Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

9.	Commitments (continued)

	f)	On February 6, 2007, the Company, the President of the Company and certain stockholders (the President and certain stockholders collectively the “Transferring Stockholders“) entered into an agreement with ARC Investment Partners (“ARC“), Tapirdo Enterprises LLC (“Tapirdo“), and SGM Capital LLC (“SGM“), pursuant to which the Transferring Stockholders will transfer (i) 3,000,000 shares of the Company’s common stock to ARC, (ii) 2,000,000 shares of the Company’s common stock to Tapirdo, and (iii) 1,000,000 shares of the Company’s common stock to SGM, upon the completion by the Company of a financing of gross proceeds of no less than $7.5 million by June 30, 2007. If the Company is unsuccessful, the shares will revert back to the ownership of the Transferring Stockholders.

	g)	The Company is required to pay the remaining $60,000 plus VAT, pursuant to an engineering contract between the Company and Polindustria (Note 4(b)). During the three month period ended March 31, 2007, the Company paid an additional $14,280 to Polindustria, comprised of $12,000 in payments and $2,280 in VAT.

	h)	The Company is required to pay Capricorn $480,000 upon the delivery of the designs, as set forth in the License Agreement. During the three month period ended March 31, 2007, the Company paid an additional $571,200 to Capricorn, comprised of $480,000 in payments and $91,200 in VAT.

Leases

	i)	On October 1, 2006, the Company entered into a lease for premises in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $5,113 for the first year. The monthly payment will increase by 3% annually until September 2009.

On October 10, 2006, the Company entered into a lease for premises in Vancouver, British Columbia. Under the terms of the lease, the Company is required to make monthly payments of $3,000, plus applicable taxes, until October 2008. This lease was terminated during the period ended March 31, 2007.

Future lease payments for the next five years are as follows:

2007	$ 46,476
2008	63,666
2009	48,816
2010	–
2011	–

$ 158,958

The office lease contains certain rent escalation clauses over the life of the lease. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease.

10.	Common Stock

	a)	Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 share of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001.

	b)	On March 23, 2007, the Company completed a private placement of 303,009 units at $0.75 per unit for total proceeds of $227,257. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share. The value of the warrants was calculated using the Black-Scholes pricing mode with the following assumptions: exercise price of $1.50; share price of $1.27; risk free interest rate of 4.69%; expected life of 1 year and a volatility rate of 103%.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

11.	Warrants

The following summarizes the stock purchase warrant transactions for the three month period ended March 31, 2007:

			Weighted average
			remaining
	Number of	Weighted average	contractual life (in
	warrants	exercise price	years)
Outstanding, December 31, 2006	3,550,595	$ 1.50	0.76

Granted	151,505	$ 1.50	0.98

Outstanding, March 31, 2007	3,702,100	$ 1.50	0.57

12.	Segmented Information

The Company’s operations are conducted in two reportable segments, U.S. and Peru. The net loss and net identifiable assets by reportable segments are as follows:

	U.S.	Peru	Total
	$	$	$
Net loss	190,159	781,058	971,217
Property, Plant and
Equipment	477,000	4,551,063	5,028,063
Total assets	539,502	4,971,560	5,511,062

13.	Subsequent Events

On April 19, 2007 the Company entered into a purchase agreement with an accredited investor pursuant to which the Company agreed to sell up to $3 million aggregate principal amount of its 12% senior secured convertible debentures due July 19, 2007 and warrants to purchase up to 704,082 shares of common stock in a private placement to an accredited investor. The sale of $3 million aggregate principal amount of Debentures and Warrants to purchase an aggregate of up to 704,082 shares of common stock was consummated April 19, 2007. In connection with the sale of the Debentures, the Company paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the Investor. The Debenture is convertible into shares of the Company’s common stock at the option of the holder of Debentures at any time after April 19, 2007, at an initial conversion rate of 1,020.408 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to a conversion price of $0.98 per share. The conversion price is subject to adjustment in accordance with the terms of the Debenture. Subject to the conversion and redemption rights the Company is obligated to pay 120% of the principal amount of the Debenture, plus accrued and unpaid interest, in cash on July 19, 2007 (the “maturity date“), provided that the Maturity Date shall be extended until October 19, 2007 in the event that any principal is outstanding under the Debenture as of the Maturity Date due to the Company’s inability to consummate a financing of at least $3 million and no Event of Default then exists. If the Maturity Date is extended the Investor will receive an additional 704,082 warrants.

On April 19, 2007 the Company entered into a Security Agreement with the Investor and Palma Industrial SAC and Pure Biofuels del Peru SAC, 99% owned subsidiaries of the Company, pursuant to which the obligations under the Debenture were secured by liens on substantially all of the assets of the Company and the subsidiaries.

The debenture is redeemable by the Company upon the first trading day immediately following any of the following events:

(a) the Maturity Date

(b) the consummation of any future fund raising transaction by the Company, or

(c) any other date that is mutually agreed upon by the Investor and the Company at a redemption price equal to 120% of the principal amount plus accrued and unpaid interest to, but not including, the repayment date.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (unaudited)

13.	Subsequent Events (continued)

Upon the occurrence of any of the preceding events, and assuming the Company has filed an effective registration statement with the SEC relating to the shares underlying the debenture, the Company will also have the option to convert the Debenture into shares of common stock at a conversion price equal to the lower of (i) $0.98 and (ii) that price which will be computed as 95% of the lowest volume weighted average price of the common stock during the sixty consecutive trading days immediately preceding the applicable repayment date.

The Debentures are secured obligations of the Company and are senior in right of payment to the Company’s future secured indebtedness. The Debentures also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including senior secured indebtedness or other secured obligations in the future.

If there is an event of default on the Debentures, the principal amount of the Debenture, plus accrued and unpaid interest may be declared immediately due and payable, subject to certain conditions set forth in the Debenture. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events involving the Company. Also upon an event of a default, the investor will have the right to full recourse against the amounts owed by the Company pursuant to the Debenture through the pledge of 5,000,000 shares of the Company’s common stock by the Company’s CEO.

The Warrants are exercisable into shares of the company’s common stock at the option of the holder of Warrants at any time after April 19, 2007, at an initial exercise price of $0.98 per share. The exercise price is subject to adjustment in accordance with the terms of the Warrant.

Acquisition

On May 11, 2007, we entered into a binding letter of intent, with Interpacific Oil SAC, a Peruvian corporation and its stockholders, Luis Goyzueta, Alberto Pinto and Patrick Orlando, which provides for the acquisition by us of either all the assets or all the capital stock of Interpacific for an aggregate consideration of (1) $6.3 million, payable $0.7 million in cash and, a number of shares of the common stock of our company equal to $5.6 million (subject to reduction as described below) divided by the per share purchase price of our common stock used in the first equity or debt financing following the execution of the letter of intent or if no such financing occurs within 90 days after the closing of the acquisition, then the lowest closing market price of our common stock between the execution of the definitive agreement and 90 days after the closing of the definitive agreement and (2) a five year warrant to purchase 2,925,000 shares of our common stock, at an exercise price equal to the closing bid price of our common stock on the trading day immediately preceding the date of the closing of the acquisition between the parties. Interpacific is related to the Company as Luis Goyzeuta is the CEO, director and majority stockholder of the Company and Alberto Pinto is COO and director of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to the financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Plan of Operations

Overview

This quarterly report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”

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

We will not generate revenue until we complete construction of our plant, which we are targeting for the first quarter of 2008. In order for us to construct the plant and commence operations, we will require additional equity financing in the amount of $26,000,000. If we are successful in obtaining additional equity financing, we intend to utilize the proceeds of such financing as follows:

Use of Proceeds	Amount
Organizational and Financing Costs	$2,000,000
Capital Equipment	$16,000,000
Working Capital	$6,000,000
Growth Initiatives: Research and Due Diligence	$1,500,000
Contingency	$500,000
Total	$26,000,000

Results of Operation

For the first quarter ended March 31, 2007, we had no revenues and our operating expenses were $971,217. Since May 10, 2006 was our date of inception, there is no comparable information for the first quarter of 2006. Until our biodiesel plant is operational or we complete the acquisition of Interpacific Oil SAC, we do not expect to generate any revenues, and we will continue to incur expenses relating to the building of our biodiesel plant.

Organizational and Financing Costs

We estimate that our organization and financing costs for the next twelve month period will be approximately $2,000,000. These costs will primarily consist of legal, administrative, compliance and other expenses.

Capital Equipment

We committed to a purchase order to acquire the process equipment in May 2007. Based on our project schedule, site assembly and infrastructure building commenced in May 2007 with completion and startup in the first quarter of 2008. Our planned capital expenditures for the next twelve month period in connection with the construction of the plant are estimated as follows:

Infrastructure / Activity	Cost
Tanks – 170,000 MT of storage (installed, including valves, piping, etc)	$5,300,000
Automation equipment	$600,000
Centrifuges (to be used inside refinery)	$4,600,000
Water treatment plant	$400,000
Civil works (including administrative building, access road and other infrastructure)	$700,000
Underwater pipes	$1,200,000
Refinery (including reactors, piping and pumps)	$2,000,000
Services building (electrical substation, quality control laboratory, boilers, water softener etc.)	$600,000
Miscellaneous/ Contingency	$600,000
Total	$16,000,000

Growth Initiatives: Research and Due Diligence

We estimate that our research and due diligence costs for the next twelve month period will be approximately $1,500,000. These costs will primarily consist of feasibility studies to start our own plantations of palm oil in order to be self sufficient in the sourcing of our feedstock.

Contingency

We estimate that our contingency costs for the next twelve month period will be approximately $500,000. These costs will primarily consist of increases in raw materials cost for plant construction such as steel or cement or delays in permitting from the local authorities.

Employees

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $2,000,000. These costs will primarily consist of wages and consulting contracts for hired professionals.

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

In March 2007, we issued 303,009 units to 10 investors at an issue price of $0.75 per unit for total proceeds of $227,256.75 in accordance with the terms of private placement agreements. We issued the 303,009 units in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933). Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.

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

Recent Developments

On April 19, 2007 we entered into a purchase agreement with a private equity fund, pursuant to which we agreed to sell $3 million aggregate principal amount of our 12% senior secured convertible debentures due July 19, 2007 and warrants to purchase up to 704,082 shares of our common stock in a private placement to an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act. The sale of $3 million aggregate principal amount of debentures and warrants to purchase an aggregate of up to 704,082 shares of common stock was consummated on

April 19, 2007. In connection with the sale of the debentures, we paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the private equity fund.

On April 19, 2007, we entered into a security agreement with a private equity fund and Palma Industrial SAC and Pure Biofuels del Peru SAC, each a 99.9%-owned subsidiary of our company, pursuant to which the obligations under the debenture were secured by liens on substantially all of the assets of us and our subsidiaries.

On May 11, 2007, we entered into a binding letter of intent, with Interpacific Oil SAC, a Peruvian corporation and its shareholders, Luis Goyzueta, Alberto Pinto and Patrick Orlando, which provides for the acquisition by us of either all the assets or all the capital stock of Interpacific for an aggregate consideration of (1) $6.3 million, payable $0.7 million in cash and, a number of shares of the common stock of our company equal to $5.6 million (subject to reduction as described below) divided by the per share purchase price of our common stock used in the first equity or debt financing following the execution of the letter of intent or if no such financing occurs within 90 days after the closing of the acquisition, then the lowest closing market price of our common stock between the execution of the definitive agreement and 90 days after the closing of the definitive agreement and (2) a five year warrant to purchase 2,925,000 shares of our common stock, at an exercise price equal to the closing bid price of our common stock on the trading day immediately preceding the date of the closing of the acquisition between the parties. The acquisition of Interpacific Oil is subject to certain conditions including Peruvian approvals and the negotiation and execution of definitive agreements and may not close. Mr. Goyzueta, our CEO and director, holds the shares in Interpacific for his father and Mr. Pinto is our COO and one of our directors.

Liquidity and Capital Resources

As of March 31, 2007, we had $54,493 in cash and cash equivalents. In addition, for the three months ended March 31, 2007, our cash used in operating activities was $549,030.

We began construction on our planned 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru. We believe that the plant should begin operation during the first quarter of 2008 assuming we raise the necessary financing.

We have not yet entered into any term sheet, letter of intent or other agreement for a financing through a contemplated private placement of between $15 million and $25 million of equity or debt securities. We cannot confirm when a transaction will be completed, if at all. The securities to be sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States unless registered under the Securities Act or an applicable exemption from registration is available.

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

Foreign Currency Translation

Our reporting currency is the US dollar. Our subsidiaries use their local currency, Peruvian Nuevos Soles (PEN), as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $2,441 as of March 31, 2007. Asset and liability amounts at March 31, 2007 and December 31, 2006 were translated at 3.183 PEN to $1.00 USD and 3.194 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2007 and the period from inception to December 31, 2006 were 3.184 PEN and 3.197 PEN, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. On November 1, 2006, we approved a stock option plan (the “Plan”) that enables it to grant options to employees, including our officers and directors, and our subsidiaries and other individuals who contribute to the success of our company. Our board of directors will administer the Plan whereby it may, from time to time, grant up to a total of 18,000,000 stock options. The stock options granted under the Plan shall vest and become exercisable at such time and such terms as our board of directors may determine at the time of the grant of the options. On April 27, 2007, our board of directors amended and restated the Plan. As of March 31, 2007, we had not granted any stock options or recorded any stock-based compensation.

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

Please see our Risk Factors in Item 1 from our annual report on Form 10-KSB for the year ended December 31, 2006, filed April 13, 2007.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) or Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended March 31, 2007.

In March 2007, we issued 303,009 units to 10 investors at an issue price of $0.75 per unit for total proceeds of $227,256.75 in accordance with the terms of private placement agreements. We issued the 303,009 units in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933). Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share in the capital of our company for a period of one year at a price of $1.50.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.12	Letter Agreement, dated February 6, 2007, among the Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere, Joy Clifton, ARC Investment Partners, Tapirdo Enterprises, LLC and SGM Capital, LLC.

31.1

Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Letter Agreement, dated February 6, 2007, among the Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere, Joy Clifton, ARC Investment Partners, Tapirdo Enterprises, LLC and SGM Capital, LLC.

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

PURE BIOFUELS CORP.

Date: May 21, 2007	By:	/s/ Luis Goyzueta
Luis Goyzueta, CEO & Director

Date: May 21, 2007	By:	/s/ Gustavo Goyzueta
Gustavo Goyzueta, Chief Financial Officer