Form 10QSB
period 2007-06-30
PURE BIOFUELS CORP
filed 2007-08-14
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007, the Company had 62,619,102 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
(Unaudited)

June 30, 2007

Item 1. Financial Statements
PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$503,612	$1,261,974
Accounts receivable, net	18,669	18
Prepaid expenses and deposits	119,052	51,986
Debt issuance costs	622,037	-

TOTAL CURRENT ASSETS	1,263,370	1,313,978

VAT RECEIVABLE	572,682	192,766
PROPERTY PLANT AND EQUIPMENT, net	5,881,828	4,020,837

TOTAL ASSETS	$7,717,880	$5,527,581

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,306,705	$258,432
Due to related parties	88,455	97,813
Current portion of long term debt	600,000	600,000
Convertible debentures, net of discounts of $211,985	2,788,015	-
Convertible promissory note	60,000	-

TOTAL CURRENT LIABILITIES	4,843,175	956,245

LONG TERM DEBT	600,000	600,000

TOTAL LIABILITIES	5,443,175	1,556,245

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued
Common stock; $0.001 par value; 250,000,000 shares
authorized; 62,619,102 and 62,132,419 shares issued and outstanding	62,619	62,132
Additional paid-in capital	11,185,383	4,888,538
Subscriptions received in advance	-	96,277
Accumulated other comprehensive income	2,085	-
Deficit accumulated during the development stage	(8,975,382)	(1,075,611)

TOTAL STOCKHOLDERS' EQUITY	2,274,705	3,971,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,717,880	$5,527,581

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

						For the period
						from May 10, 2006
	Three Months Ended June 30,			Six Months Ended June 30,		to June 30, 2007
	2007	2006		2007	2006	(Date of Inception)
	(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$		$-	$-

COST OF REVENUE	-	-			-	-

GROSS PROFIT	-	-		-	-	-

OPERATING EXPENSES
Consulting fees	486,906	-		1,014,761		1,632,081
General and administrative	169,033	-		306,710		468,615
Professional fees	423,284	-		523,382		589,621
Wages	2,615,383	-		2,820,970		3,051,117

TOTAL OPERATING EXPENSES	3,694,606	-		4,665,823	-	5,741,434

LOSS FROM OPERATIONS	(3,694,606)	-		(4,665,823)	-	(5,741,434)

OTHER INCOME (EXPENSES):
Interest expense	(72,897)	-		(72,897)	-	(72,897)
Other	(547)	-		(547)	-	(547)
Amortization of debt discounts and debt issuance costs	(3,160,504)			(3,160,504)	-	(3,160,504)

TOTAL OTHER EXPENSE	(3,233,948)	-		(3,233,948)	-	(3,233,948)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,928,554)	-		(7,899,771)	-	(8,975,382)

PROVISION FOR INCOME TAXES	-	-		-	-	-

NET LOSS	$(6,928,554)	$-		$(7,899,771)	$-	$(8,975,382)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(356)	-		2,085	-	2,085

COMPREHENSIVE LOSS	$(6,928,910)	$-		$(7,897,686)	$-	$(8,973,297)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.11)	$-		$(0.13)	$-	$(0.20)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	62,568,642	1,000		62,365,128	1,000	45,349,300

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	In Advance	Income	Stage	Equity

Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adustment for change in par value		(303)	303				-

Recapitalization transactions
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626				1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912				-
Recapitalization Adjustment	29,999,970	29,999	(210,526)				(180,527)
Shares acquired by legal parent	(1,000)	(1)					(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306				2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573				320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344				303,749

Finders fee			(195,000)				(195,000)

Subscriptions received in advance				96,277			96,277

Net loss						(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	62,132	4,888,538	96,277	-	(1,075,611)	3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)			60,466

Stock compensation expense for options issued to employees			2,362,547				2,362,547

Existing shares transferred to placements for financing			2,352,000				2,352,000

Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816				180,000

Fair value of warrants issued for debt issuance costs			212,232				212,232

Fair value of warrants issued to consultant			18,516				18,516

Fair value of warrants issued with convertible debentures			507,647				507,647

Beneficial converstion feature associated with convertible debentures			507,647				507,647

Foreign currency translation adjustment					2,085		2,085

Net loss						(7,899,771)	(7,899,771)

Balance, June 30, 2007	62,619,102	$62,619	$11,185,383	$-	$2,085	$(8,975,382)	$2,274,705

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods persented

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			from May 10, 2006
	Six Months Ended June 30,		to June 30, 2007
	2007	2006	(Date of Inception)
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,899,771)	$-	$(8,975,382)
Adjustment to reconcile net loss to net cash
used in operating activities:
Accrued consulting fees			97,500
Depreciation	7,819		11,956
Stock compensation expense for options issued to employees	2,362,547		2,362,547
Fair value of warrants issued for services	18,516		18,516
Amortization of debt discounts and debt issuance costs	3,160,504		3,160,504
Changes in operating assets and liabilities:			-
Accounts receivable	(18,651)		(18,651)
Prepaid expenses and deposits	(67,066)		(119,070)
Accounts payable and accrued expenses	1,056,533		939,524
Net cash used in operating activities	(1,379,569)	-	(2,522,556)

CASH FLOW FROM INVESTING ACTIVITIES:
VAT receivable	(379,916)		(572,682)
Net cash acquired with acquisition	-		1,812,202
Purchase of propety, plant and equipment	(1,868,810)		(4,693,784)
Net cash used in investing activities	(2,248,726)	-	(3,454,264)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to related parties, net	(9,358)		(9,045)
Proceeds from subscriptions received in advance	-		96,277
Proceeds from issuance of convertible debt	3,000,000		3,000,000
Payment of offering costs	(175,000)		(175,000)
Proceeds from the issuance of common stock	60,466		3,574,375
Net cash provided by financing activities	2,876,108	-	6,486,607

Effect of exchange rate changes on cash and cash equivalents	(6,175)		(6,175)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(758,362)	-	503,612

CASH AND CASH EQUIVALENTS, Beginning of period	1,261,974	-	-

CASH AND CASH EQUIVALENTS, End of period	$503,612	$-	$503,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,000	$-	$24,000
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$2,352,000	$-	$2,352,000
Issuance of warrants with convertible debenture	$507,647	$-	$507,647
Issuance of warrants for consulting services	$18,516	$-	$18,516
Issuance of common stock for debt issuance costs	$180,000	$-	$180,000
Issuance of warrants for debt issuance costs	$212,232	$-	$212,232
Issuance of convertible promissory note for debt issuance costs	$60,000	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Polices

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

These unaudited interim consolidated financial statements include the accounts of Pure Biofuels Corp. and its two 99.99% owned subsidiaries, Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C. and Pure Biofuels Del Peru S.A.C.’s 95% owned subsidiary, Pure Biocarburantes S. A. Minority interest has not been presented on the Consolidated Balance Sheet due to accumulated losses which exceed the minority stockholders equity. In accordance with APBO No. 18, the minority interest has been written down to zero on the accompanying balance sheet.

Basic and Diluted Net Loss per Share

We compute net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive. At June 30, 2007, the only potential dilutive securities were 14,000,000 and 4,731,182 common stock options and warrants, respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Stock-based Compensation

On April 27, 2007, our board of directors amended and restated the Company’s stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options. The Plan will be administered by the Board of Directors and enables the Company to grant options to employees, including its officers and directors, its subsidiaries and other persons who contribute to the success of the Company. The Plan is subject to shareholder approval, which has not yet been obtained. The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

The Company issued 14,000,000 stock options to employees and directors during the six months ended June 30, 2007. The fair values of employee stock options are calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 92%; average risk-free interest rate of 5.0%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. The Company recognized $2,362,547 in share-based compensation expense for the six months ended June 30, 2007.

Research and development costs are expensed as incurred. Research and development expenses include the costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses. Research and development expense amounted to $89,962, $166,952 and $166,952 for the three and six months ended June 30, 2007 and from inception to June 30, 2007, respectively. There no research and development expenses incurred during the three or six months ended June 30, 2006.

2. Going Concern Uncertainty

 The Company is in the development stage and planned principal activities have commenced, but the Company has not generated any significant revenue. In a Company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financing or generate profitable operations. As at June 30, 2007, the Company has a working capital deficit of $3,579,805 and has accumulated losses of $8,975,382 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through debt or equity financing.

3. Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company‘s subsidiaries use their local currencies, Peruvian Nuevos Soles (PEN), and the Argentinean Peso as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $2,085 as of June 30, 2007. Asset and liability amounts at June 30, 2007 and December 31, 2006 were translated at 3.167 PEN to $1.00 USD and 3.194 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2007 and the period from inception (May 10, 2006) to December 31, 2006 were 3.183 PEN and 3.197 PEN, respectively. At June 30, 2007 and for the six months ended June 30, 2007 the exchange rate for the Company’s Argentina subsidiary was $3.087 Argentinean Pesos to $1.00 USD and $3.084 Argentinean Pesos to $1.00 USD. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

4. Recent Accounting Pronouncements

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on the financial statements.

5. - VAT Receivable

At June 30, 2007, the Company recognized a VAT (value added tax) receivable of $572,682 in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable was classified as a long-term asset.

6. - Property, Plant and Equipment

The cost of property and equipment at June 30, 2007 consisted of the following:

	Cost	Accumulated Amortization	June 30, 2007 Net Book Value	December 31, 2006 Net Book Value
Land	$3,146,950	$-	$3,146,950	$3,098,951
Plant under Construction	2,578,289	-	2,578,289	796,200
Building Improvements	27,794	(1,621)	26,173	27,562
Computer Equipment	76,880	(7,527)	69,353	50,774
Furniture & Miscellaneous	63,871	(2,808)	61,063	47,350
	$5,893,784	$(11,956)	$5,881,828	$4,020,837

Depreciation expense amounted to $7,819, $4,149, and $11,956 for the six months, three months and from inception ending June 30, 2007, respectively. There was no depreciation expense for the three or six months ended June 30, 2006.

7. - Long Term Debt

On December 21, 2006, the Company entered into a purchase agreement with Tradetex International Inc. (“Tradetex“), whereby the Company acquired land located in Callao, Peru. The purchase price of $3,008,998 is to be repaid as follows:

i) An initial deposit of $150,000 (paid);

ii) $1,658,998 upon the transfer of the property (paid); and

iii) $600,000, plus accrued interest at an annual effective rate of 8%, on or before November 21, 2007.

iv) $600,000, plus accrued interest at an annual effective rate of 8%, on or before November 21, 2008.

In the event that the Company is unable to make the two $600,000 payments, Tradetex retains the right to recover the amount through the foreclosure and sale of the land.

At June 30, 2007 the amount owing is $1,200,000 of which $600,000 is recorded as a current liability.

Total interest expense for the six months and three months ended June 30, 2007 and from inception to June 30, 2007 amounted to $48,000, $24,000 and $48,000, respectively. The Company capitalized interest costs incurred on funds used to purchase the land. No interest expense was incurred during the three or six months ended June 30, 2006.

8. - Related Party Transactions

The Company incurred the following fees in connection with transactions with related parties during the six months ended June 30, 2007:

a) Incurred consulting fees of $30,000 for services provided by directors of the Company.

b) Incurred consulting fees of $38,678 for services provided by a company controlled by an officer of the Company

c) As at June 30, 2007 included in due to related parties is $10,327 for which the Company is indebted to the President of the Company.

Included in due to related parties at June 30, 2007 is $78,128 owing to directors, the CEO, the President and an employee related to the President of the Company for consulting fees and payment of expenses on the Company’s behalf.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

 9. - Commitments and Contingencies

On September 15, 2006, the Company entered into the following consulting agreements, all of which were cancellable within 28 days of written notice. Effective February 28, 2007, the Company terminated these consulting and management agreements, which were entered into on September 15, 2006 with:

a)
A consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the six month period ended June 30, 2007, consulting fees of $6,000 were incurred. The Company did not incur any additional expenses during the current quarter ended June 30, 2007.

b)
Another consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the six month period ended June 30, 2007 consulting fees of $6,000 were incurred. The Company did not incur any additional expenses during the current quarter ended June 30, 2007.

c)
A director to provide management services. Under the terms of the agreement, the Company agreed to pay $7,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $103,500. During the six month period ended June 30, 2007, consulting fees of $14,000 were incurred. The Company did not incur any additional expenses during the current quarter ended June 30, 2007.

d)
A director to provide accounting services to the Company. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $3,000. During the six month period ended June 30,  2007, consulting fees of $4,000 were incurred. The Company did not incur any additional expenses during the current quarter ended June 30, 2007.

The Company also entered into the following agreements:

e)
On June 22, 2007, our Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) have entered into an escrow agreement with US. Bank National Association, as the escrow agent, and ARC Investment Partners, LLC, (“Arc”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders will transfer (i) 3,000,000 shares of our Company’s common stock to ARC (ii) 2,000,000 shares of our Company’s common stock to Tapirdo and (iii) 1,000,000 shares of our Company’s common stock to SGM (collectively, the “Shares”) upon the Company entering into a financing transaction or series of transactions pursuant to which the Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $ 3 million financing on April 19, 2007,ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the Shares. On July 10, 2007 the escrow agent transferred such shares. The value of the shares were $2,352,000 has have been recorded as debt issuance costs associated with the $3,000,000 convertible debenture.

f)
The Company is required to pay the remaining $60,000 plus VAT, pursuant to an engineering contract between the Company and Polindustria. During the six month period ended June 30, 2007, the Company paid an additional $54,264 to Polindustria, comprised of $45,600 in payments and $8,664 in VAT.

g)
The Company is required to pay Capricorn $480,000 upon the delivery of the designs, as set forth in the License Agreement. During the three month period ended March 31, 2007, the Company paid an additional $571,200 to Capricorn, comprised of $480,000 in payments and $91,200 in VAT. No other expenses were incurred during the quarter ended June 30, 2007.

Leases

h)
On October 1, 2006, the Company entered into a lease for premises in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $5,113 for the first year. The monthly payment will increase by 3% annually until September 2009. The office lease contains certain rent escalation clauses over the life of the lease. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. During the six month and three month period ended June 30, 2007, the Company had lease expense in the amount of $31,608 and $15,804, respectively.

On October 10, 2006, the Company entered into a lease for premises in Vancouver, British Columbia. Under the terms of the lease, the Company is required to make monthly payments of $3,000, plus applicable taxes, until October 2008. This lease was terminated during the period ended June 30, 2007.

i)
On January 8, 2007, the Company entered into a lease for premises in Buenos Aires, Argentina. Under the terms of the lease, the Company is required to make monthly payments of approximately $2,000, plus applicable taxes until August 2007. The Company for the six month period and three month period ended June 30, 2007 incurred expenses in the amounts of $1,740 and $870, respectively.

Contingencies

j)
On June 25, 2007, the Company received a letter from Wharton Capital Partners Ltd ("Wharton") demanding the payment of $240,000, pursuant to the terms of a letter agreement dated April 18, 2007 by and between the Company and Wharton. The Company firmly believes that it has made the required payments pursuant to the April 18, 2007 agreement and that it will be obligated only to pay a convertible promissory note issued on April 19, 2007 for $60,000 aggregate principal amount and related accrued interest (the "Note") upon the cancellation and delivery to the Company by Wharton of the Note pursuant to the terms of the Note. The Note is shown as a liability on the accompanying consolidated balance sheet.

10. - Stockholders’ Equity

Common Stock

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 share of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. On June 11, 2007 the Company amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 and to authorize 1,000,000 shares of preferred stock, par value $0.001.

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

On April 25, 2007, the Company issued at total of 183,674 share of common stock to the placement agent for the Debenture discussed in Note 13. The shares were valued at $180,000 and have been capitalized as debt issuance cost and are being amortized over the term of the Debenture. For the three and six months ended June 30, 2007, the Company amortized a total of $142,418 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

In addition, the Company also issued to the placement agent a total of 300,000 warrants to purchase shares of the Company’s common stock. The Company valued these warrants at $212,232 using the Black Scholes model with the following factors: market price of $0.98; volatility of 92%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the warrants has been capitalized as debt issuance cost and are being amortized over the term of the Debenture. For the three and six months ended June 30, 2007, the Company amortized a total of $167,920 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

Financing Contingency Escrow Agreement

During the six months ended June 30, 2007, certain stockholders of the Company entered into a financing contingency escrow agreement with certain entities that will attempt to obtain financing for the Company. In accordance with the agreement, a total of 6,000,000 common shares will be transferred from the individual stockholders to the entities that bring financing to the Company if financing in the amount of $7,500,000 is arranged before August 30, 2007. If less than $7,500,000 in financing is raised, a proportionate number of the 6,000,000 common shares will be transferred. As of June 30, 2007 a total of 2,400,000 common shares have been transferred as a result of the $3,000,000 in convertible debenture financing mentioned below.

Stock Options

In 2006, the Company adopted a Stock Option and Award Plan (the “Plan”) initially reserving an aggregate of 18,000,000 shares of the Company’s common stock (the “Available Shares”) for issuance pursuant to the exercise of stock options. The plan options were increased to 21,000,000 in April 2007, subject to shareholder approval.

The Plan provides for the granting at the discretion of the Board of Directors stock options, stock appreciation rights, stock awards, phantom stock, performance awards, and other stock-based awards. Participation in the Plan is open to all employees, officers, and directors of, and other individuals providing bona fide services to or for the Company.

During June 2007, the Company granted, 14,000,000 common stock options exercisable at $0.98 per share to various employees and directors. The options expire in June 2017. The Company has recorded wages expense in the amount of $2,362,547 to reflect the value of these options for the period ended June 30, 2007. The Company valued these options using the Black Scholes model with the following factors: market price of $0.93; volatility of 92%; risk free rate of 5%; exercise price of $0.98; and an estimated life of 5 years.

The following summarizes the stock options transactions for the six months ended June 30, 2007:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2006	-
Granted	14,000,000	$0.98
Outstanding, June 30, 2007	14,000,000	$0.98	9.95

11 - Warrants

The following summarizes the stock purchase warrant transactions for the six months ended June 30, 2007:

	Number of Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2006	3,550,595	$1.50
Granted	1,180,587	$1.06
Outstanding, June 30, 2007	4,731,182	$1.41	1.30

12. - Segmented Information

The Company’s operations are conducted in three reportable segments, U.S., Peru and Argentina. The net loss and net identifiable assets by reportable segments are as follows:

	U.S.	Peru	Argentina	Total
	$	$	$	$
Net loss	6,449,292	1,391,404	59,075	7,899,771
Property, Plant and equipment	477,000	5,401,123	3,705	5,881,828
Total assets	1,135,907	6,535,492	46,481	7,717,880

13. - Convertible Debenture

On April 19, 2007 the Company entered into a purchase agreement with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell up to $3 million aggregate principal amount of its 12% senior secured convertible debentures due July 19, 2007 (the “Debenture”) and warrants to purchase up to 704,082 shares of common stock (the “Warrants”) in a private placement to the Investor. The sale of the Debenture and the Warrants was consummated on April 19, 2007. In connection with the sale of the Debenture, the Company paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the Investor. To the placement agent, the Company paid $60,000 in cash, signed a $60,000 two month note, issued 183,674 shares of common stock and issued 300,000 warrants exercisable at $1.078 with a 5 year term. The Debenture is convertible into shares of the Company’s common stock at the option of the holder of Debenture at any time after April 19, 2007, at an initial conversion rate of 1,020.408 shares of common stock per $1,000 principal amount of Debenture, which is equivalent to a conversion price of $0.98 per share. The conversion price is subject to adjustment in accordance with the terms of the Debenture. Subject to the conversion and redemption rights under the Debenture, the Company is obligated to pay 120% of the principal amount of the Debenture, plus accrued and unpaid interest, in cash on July 19, 2007 (the “Maturity Date"), provided that the Maturity Date shall be extended until October 19, 2007 in the event that any principal is outstanding under the Debenture as of the Maturity Date due to the Company’s inability to consummate a financing of at least $3 million and no Event of Default then exists. If the Maturity Date is extended, the Investor will receive an additional 704,082 warrants and the interest rate is increased up to 1.5% per month or 18% per year. On July 23, 2007, the Maturity Date of the Debenture was extended to October 19, 2007.

On April 19, 2007 the Company entered into a Security Agreement with the Investor and Palma Industrial SAC and Pure Biofuels del Peru SAC, 99% owned subsidiaries of the Company, pursuant to which the obligations under the Debenture were secured by liens on substantially all of the assets of the Company and the subsidiaries.

The Debenture is redeemable by the Company upon the first trading day immediately following any of the following events:

(a)	default

(b)	the consummation of any future fund raising transaction by the Company, or

(c)
any date beyond the maturity date that is mutually agreed upon by the Investor and the Company at a redemption price equal to 120% of the principal amount plus accrued and unpaid interest to, but not including, the repayment date.

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

The Debenture is a secured obligation of the Company and is senior in right of payment to the Company’s future secured indebtedness. The Debentures also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including senior secured indebtedness or other secured obligations in the future.

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

The Warrants are exercisable into shares of the Company’s common stock at the option of the holder of the Warrants at any time after April 19, 2007, at an initial exercise price of $0.98 per share. The exercise price is subject to adjustment in accordance with the terms of the Warrants.

The Warrants and conversion feature in the above Debenture offerings are not considered derivative instruments that need to be bifurcated from the original security since the Debenture has a fixed conversion price of $0.98 as long as the Company is not in default of the terms of the Debenture, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable Warrants issued in connection with the Debenture to be $507,647, using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 93%. In addition, the Company determined the value of the beneficial conversion feature to be $507,647. The combined total discount for the Debenture is $1,015,294 and is being amortized over the term of the Debenture. For the three and six months ended June 30, 2007, the Company amortized a total of $803,309 of the aforesaid discounts as other expense in the accompanying consolidated statements of operations.

In connection with the issuance of the Debenture and the Warrants, a cash placement fee of $175,000 was paid to the placement agent. In addition, in connection with a Financing Contingency Escrow Agreement, certain stockholder of the Company transferred 2,400,000 common shares valued at $2,352,000 to certain parties responsible for arranging the $3,000,000 Debenture. The cash and stock mention above have been capitalized as debt issuance costs and are being amortized over the term of the loan. For the three and six months ended June 30, 2007, the Company amortized a total of $1,999,385 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

The Debenture as of June 30, 2007 is as follows:

Face value of the Debenture	$3,000,000
Less : Unamortized Discounts	211,985
Balance	$2,788,015

14. - Convertible Promissory Note

On April 19, 2007, the Company issued a convertible promissory note in the amount of $60,000 to the placement agent in the above mentioned Debenture. The note was due on June 18, 2007 and the Company has the option of converting the note into shares of the Company’s common stock at a conversion price of $0.94. The Company has currently not issued the 63,830 shares that were due upon the conversion of the note on June 19, 2007. The $60,000 note has been capitalized as debt issuance cost and is being amortized over the term of the Debenture. For the three and six months ended June 30, 2007, the Company amortized a total of $47,473 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

15. - Acquisition

On May 11, 2007, we entered into a binding letter of intent, with Interpacific Oil SAC, a Peruvian corporation and its stockholders, Luis Goyzueta, Alberto Pinto and Patrick Orlando, which provides for the acquisition by us of either all the assets or all the capital stock of Interpacific for an aggregate consideration of (1) $6.3 million, payable $0.7 million in cash and, a number of shares of the common stock of our Company equal to $5.6 million (subject to reduction as described below) divided by the per share purchase price of our common stock used in the first equity or debt financing following the execution of the letter of intent or if no such financing occurs within 90 days after the closing of the acquisition, then the lowest closing market price of our common stock between the execution of the definitive agreement and 90 days after the closing of the definitive agreement and (2) a five year warrant to purchase 2,925,000 shares of our common stock, at an exercise price equal to the closing bid price of our common stock on the trading day immediately preceding the date of the closing of the acquisition between the parties. Interpacific is related to the Company as Luis Goyzueta is the CEO, director and majority stockholder of the Company and Alberto Pinto is COO and director of the Company. This acquisition has not yet closed.

16. - Subsequent Events

The Maturity Date of the Debentures was extended to October 19, 2007. As a result, the interest on the note was increased to 18% and 704,082 warrants were issued with a exercise price of $0.75 , the trading price of the stock on the date the loan was extended. The fair value of the warrants pursuant to the Black Scholes option pricing model was $403,856 and was accounted for as debt issuance costs, which will be amortized over the life of the extension period as additional interest expense.

In July 2007, the Company issued options to purchase 50,000 shares of common stock pursuant to a consulting agreement.

On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine SAC, a company controlled by certain officers of the Company, to provide certain services to the Company. The agreement provides for monthly payments of $33,335 retroactive from September 2006 to June 2007 and $28,335 beginning July 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion of our financial condition and results of operations together with the reviewed financial statements and the notes to the reviewed financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of producing, processing and distributing biodiesel, and related products, as an alternative fuel for freight and transportation plants and the marine, farming, rail and aviation industries.

On September 15, 2006, we completed a share exchange agreement with Pure Biofuels del Peru, S.A.C. (“Pure Biofuels Peru”). As a result of the share exchange agreement, we abandoned our previous software development, website maintenance and server administration business and commenced the business of producing, processing and distributing biodiesel. Because we are the successor business to Pure Biofuels Peru and because the operations and assets of Pure Biofuels Peru represent our entire business and operations from the closing date of the share exchange agreement, our management's discussion and analysis and plan of operations are based on Pure Biofuels Peru's intended operations.

On September 15, 2006, in connection with the closing of the share exchange agreement, we changed our fiscal year end to December 31. The share exchange, contemplated by the share exchange agreement, was deemed to be a reverse acquisition for accounting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our Company will file annual and quarterly reports based on the December 31 fiscal year end of Pure Biofuels Peru. Such financial statements will depict the operating results of Pure Biofuels Peru, including the acquisition of Pure Biofuels Peru by us, from September 15, 2006.

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

We will not generate revenue until we complete construction of our plant, which we are targeting for the first quarter of 2008. In order for us to construct the plant and commence operations, we will require additional equity or debt financing in the amount of $27,500,000. We are currently negotiating additional financing, the terms of which include the issuance of common stock, convertible debt and warrants exercisable into common stock. If we are not able to complete the proposed financing, we may not be able to secure replacement financing on terms favorable to us or at all. If we do not secure financing of approximately $27,500,000 by October 19, 2007, we will be unable to repay outstanding debt of approximately $4,000,000 plus accrued interest which becomes due on that date and will be unable to fund our operations going forward. If we are successful in obtaining additional equity or debt financing, we intend to utilize the proceeds of such financing as follows:

Use of Proceeds	Amount
Organizational and Financing Costs	$2,000,000
Capital Equipment	$17,400,000
Working Capital	$6,000,000
Growth Initiatives: Research and Due Diligence	$1,500,000
Contingency	$600,000
Total	$27,500,000

Results of Operation

For the three and six months ended June 30, 2007, we had no revenues and our operating expenses were $3,694,606 and $4,665,823, respectively. Since May 10, 2006 (date of inception) until June 30, 2007 we had no revenues and our operating expenses were $5,741,434. Included in our operating expenses for the three and six months ended and from inception to June 30, 2007 was a charge of $2,362,547 related to stock options issued to employees and directors in accordance with SFAS No. 123R. Until our biodiesel plant is operational or we complete the acquisition of Interpacific Oil SAC, we do not expect to generate any revenues, and we will continue to incur expenses relating to the building of our biodiesel plant.

Organizational and Financing Costs

We estimate that our organization and financing costs for the next twelve month period will be approximately $2,000,000. These costs will primarily consist of legal, administrative, compliance and other expenses.

Capital Equipment

We are beginning to acquire the process equipment. Based on our project schedule, site assembly and infrastructure building will commence in September 2007 with completion and startup in the first quarter of 2008. Our planned capital expenditures for the next twelve month period in connection with the construction of the plant are estimated as follows:

Infrastructure / Activity	Cost
Tanks - 170,000 MT of storage (installed, including valves, piping, etc)	$6,300,000
Water treatment plant	$400,000
Civil works (including administrative building, access road and other infrastructure)	$900,000
Underwater pipes	$1,800,000
Refinery (including reactors, piping and pumps)	$6,800,000
Services building (electrical substation, quality control laboratory, boilers, water softener etc.)	$600,000
Miscellaneous/ Contingency	$600,000
Total	$17,400,000

Growth Initiatives: Research and Due Diligence

We estimate that our research and due diligence costs for the next twelve month period will be approximately $1,500,000. These costs will primarily consist of feasibility studies to start our own plantations of palm oil, canola and jatropha in order to be self sufficient in the sourcing of our feedstock. It also includes all the costs of engineering and permitting needed for Pure Biocarburantes, S.A.

Contingency

We estimate that our contingency costs for the next twelve month period will be approximately $600,000. These costs will primarily consist of increases in raw materials cost for plant construction such as steel or cement or delays in permitting from the local authorities.

Employees

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $1,500,000. These costs will primarily consist of wages and consulting contracts for hired professionals.

There will be 26 employees pre-construction and 45 employees post-construction of our processing plant. The new employees post-construction will consist of plant operators and quality control personnel.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully complete construction of our biodiesel processing plant and it begins operating. We will not be able to complete construction unless we secure additional financing of at least $27,500,000. We cannot predict whether or when this may happen and this causes uncertainty with respect to the continuation and growth of our Company and our ability to generate revenues.

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.

On April 19, 2007 we entered into a purchase agreement with an accredited investor, pursuant to which we agreed to sell up to $3 million aggregate principal amount of our 12% senior secured convertible debentures due July 19, 2007 and warrants to purchase up to 704,082 shares of its common stock in a private placement to an accredited investor within the meaning of Rule 501 of Regulation D under the Act. The sale of $3 million aggregate principal amount of debentures and warrants to purchase an aggregate of up to 704,082 shares of common stock was consummated on April 19, 2007. In connection with the sale of the debentures, we paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the accredited investor.

We are currently negotiating financing, the terms of which include the issuance of common stock, convertible debt and warrants exercisable into common stock. If we are not able to complete the proposed financing, we may not be able to secure replacement financing on terms favorable to us or at all. If we do not secure financing of approximately $27,500,000 by October 19, 2007, we will be unable to repay outstanding debt of approximately $4,000,000 plus accrued interest which becomes due on that date and will be unable to fund our operations going forward.

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

Recent Developments

On April 19, 2007 we entered into a purchase agreement with an accredited investor (the "Investor"), pursuant to which we agreed to sell up to $3 million aggregate principal amount of our 12% senior secured convertible debentures due July 19, 2007 (the "Debentures") and warrants to purchase up to 704,082 shares of our common stock (the "Warrants") in a private placement to an accredited investor within the meaning of Rule 501 of Regulation D under the Act. The sale of the Debentures and the Warrants was consummated on April 19, 2007. In connection with the sale of the debentures, we paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the Investor.

On April 19, 2007, we entered into a security agreement with an accredited investor, Palma Industrial S.A.C. (“Palma Industrial”) and Pure Biofuels Peru, each a 99%-owned subsidiary of our Company, pursuant to which the obligations under the debenture were secured by liens on substantially all of the assets of us and our subsidiaries.

On April 19, 2007, we entered into a registration rights agreement with the Investor, pursuant to which we agreed to provide certain registrations rights under the Securities Act of 1933, as amended.

On April 19, 2007, we entered into an escrow agreement with Luis Goyzueta, our chief executive officer, an accredited investor and U.S. Bank National Association, as the escrow agent, pursuant to which Mr. Goyzueta and our Company appointed the escrow agent to accept, hold and deliver pursuant to the terms of the escrow agreement, 5,000,000 shares of common stock of our Company registered in the name of Mr. Goyzueta to the Investor in the event a default occurs pursuant to the Debenture. On that same date, Mr. Goyzueta granted a first priority security interest on the shares of common stock hold in escrow pursuant to the terms of the purchase agreement.

On May 11, 2007, we entered into a binding letter of intent, with Interpacific Oil SAC, a Peruvian corporation and its shareholders, Luis Goyzueta, Alberto Pinto and Patrick Orlando, which provides for the acquisition by us of either all the assets or all the capital stock of Interpacific for an aggregate consideration of (1) $6.3 million, payable $0.7 million in cash and, a number of shares of the common stock of our Company equal to $5.6 million (subject to reduction as described below) divided by the per share purchase price of our common stock used in the first equity or debt financing following the execution of the letter of intent or if no such financing occurs within 90 days after the closing of the acquisition, then the lowest closing market price of our common stock between the execution of the definitive agreement and 90 days after the closing of the definitive agreement and (2) a five year warrant to purchase 2,925,000 shares of our common stock, at an exercise price equal to the closing bid price of our common stock on the trading day immediately preceding the date of the closing of the acquisition between the parties. The Company is in the process of getting this transaction approved by the Peruvian government which approval is required before this transaction can close.

On June 22, 2007, our Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) entered into an escrow agreement with US. Bank National Association, as the escrow agent, and ARC Investment Partners, LLC, (“Arc”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders will transfer (i) 3,000,000 shares of our Company’s common stock to ARC (ii) 2,000,000 shares of our Company’s common stock to Tapirdo and (iii) 1,000,000 shares of our Company’s common stock to SGM (collectively, the “Shares”) upon the Company entering into a financing transaction or series of transactions pursuant to which the Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $ 3 million financing on April 19, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the Shares. On July 10, 2007 the escrow agent transferred such shares. The value of the shares were $2,352,000 has have been recorded as debt issuance costs associated with the $3,000,000 convertible debenture.

The escrow agent will hold the Shares in escrow and will deliver the Shares on or before August 30, 2007 to ARC, Tapirdo and SGM, accordingly, or will deliver the Shares back to the Transferring Shareholders, subject to the terms and conditions of the escrow agreement. Adam Roseman, the Company’s chairman of the board, is a Managing Director of Tapirdo, and Steven Magami, the Company’s president, is a Managing Member of SGM. Luis Goyzueta is the chief executive officer and a director of our Company.

On June 25, 2007, the Company received a letter from Wharton Capital Partners Ltd ("Wharton") demanding the payment of $240,000, pursuant to the terms of a letter agreement dated April 18, 2007 by and between the Company and Wharton. The Company firmly believes that it has made the required payments pursuant to the April 18, 2007 agreement and that it will be obligated only to pay a convertible promissory note issued on April 19, 2007 for $60,000 aggregate principal amount and related accrued interest (the "Note") upon the cancellation and delivery to the Company by Wharton of the Note pursuant to the terms of the Note. The Note is shown as a liability on the accompanying consolidated balance sheet.

On July 6 2007, ARC, Tapirdo and SGM, waived the transfer of Shares from the Transferring Shareholders until such time our Company has completed a financing or series of financings which raises gross proceeds of an aggregate of at least $2.0 million.

On July 23, 2007 we entered into an agreement with the Investor, pursuant to the Debenture executed on April 19, 2007, whereby the maturity date of the Debenture was extended from July 19, 2007 to October 19, 2007 and we issued additional warrants to purchase up to 704,082 shares of our common stock pursuant to the terms of an amendment to the Debenture and Warrant executed on July 26, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had $503,612 in cash and cash equivalents. In addition, for the six months ended June 30, 2007, our cash used in operating activities was $1,379,569.

We began construction on our planned 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru. We believe that the plant should begin operation during the first quarter of 2008 assuming we raise the necessary financing.

We are seeking a financing through a contemplated private placement of between $15 million and $30 million of equity or debt securities or a credit facility. We cannot confirm when a transaction will be completed, if at all. If we do not obtain additional financing before October 19, 2007, we will be unable to fulfill our obligations under the Debenture and will not be able to complete the plant. The securities to be sold in the private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States unless registered under the Securities Act or an applicable exemption from registration is available.

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

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of our Company and our subsidiaries, Pure Biofuels Peru and Palma Industrial S.A.C. and Pure Biocarburantes, S.A. All intercompany transactions and balances have been eliminated. We are a development stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. Our fiscal year end is December 31.

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

Financial Instruments/Concentrations

The fair value of our financial instruments which include cash, accounts payable and accrued liabilities, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The fair value of long term debt approximates its carrying value. Our operations are substantially located in Peru and we have commenced operations in Argentina and virtually all of our assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation at the following annual rates:

Computer Equipment	25% straight line
Furniture & Miscellaneous	10% straight line
Building Improvements	10% straight line

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Peruvian Nuevos Soles and Argentinean Pesos. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. On November 1, 2006, our board of directors approved a stock option plan (the “Plan”) that enables it to grant options to employees, including our officers and directors, and our subsidiaries and other individuals who contribute to the success of our Company. Our board of directors will administer the Plan whereby it may, from time to time, grant up to a total of 21,000,000 stock options subject to shareholder approval. The stock options granted under the Plan shall vest and become exercisable at such time and such terms as our board of directors may determine at the time of the grant of the options. On April 27, 2007, our board of directors amended and restated the Plan. The Plan is subject to shareholders approval, which has not yet been obtained.

The Company issued 14,000,000 stock options to employees and directors during the six months ended June 30, 2007. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 92%; average risk-free interest rate of 5.0%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. We recognized $2,363,547 in share-based compensation expense for the six months ended June 30, 2007.

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

In addition to the risk factor below, please see our Risk Factors in Item 1 from our annual report on Form 10-KSB for the year ended December 31, 2006, filed April 13, 2007.

In order to service our debt and financing obligations and complete construction of our biodiesel production plant, we require additional financing of approximately $27,500,000.

The Company is currently negotiating financing, the terms of which include the issuance of common stock, convertible debt and warrants exercisable into common stock. This financing is necessary for us to repay our outstanding debt which becomes due on October 19, 2007 and finance the construction of our biodiesel production plant. If the Company is not able to complete the proposed financing, it may not be able to secure replacement financing on terms favorable to it or at all. If the Company does not secure financing by October 19, 2007, the Company will be unable to repay outstanding debt of approximately $4,000,000 which becomes due on that date and will be unable to fund its operations going forward.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) or Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended June 30, 2007.

On April 19, 2007 we entered into a purchase agreement with the Investor, pursuant to which we agreed to sell up to $3 million aggregate principal amount of its 12% senior secured convertible debentures due July 19, 2007 and warrants to purchase up to 704,082 shares of our common stock in a private placement to an accredited investor within the meaning of Rule 501 of Regulation D under the Act. The sale of $3 million aggregate principal amount of debentures and warrants to purchase an aggregate of up to 704,082 shares of common stock was consummated on April 19, 2007. In connection with the sale of the debentures, we paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the accredited investor.

On April 19, 2007 in connection with the purchase agreement with the Investor, we issued to a placement agent a total of 183,674 shares of our common stock and warrants to purchase up to 300,000 shares of our common stock.

In June 8, 2007, we entered into a consulting agreement with Integrated Corporate Relations (the “Consultant”), whereby among other things, we agreed to issue warrants to the Consultant for 25,000 shares of our Company’s common stock at a strike price equivalent to the closing market price on the execution date of the agreement. In addition, commencing July 15, 2007 we agreed to issue warrants for an additional 15,000 shares each month, at a strike price equivalent to the closing market price on the day issued, until the close by our Company of a next round of financing. All warrants vest immediately upon their issuance. The warrants shall be issued in the name of Equity Services, LLC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Secured Convertible Debenture, dated April 19, 2007, issued by Pure Biofuels Corp. to Cornell Capital Partners, L.P. in the amount of $3,000,000.

4.2	Convertible Promissory Note, dated April 19, 2007, issued by Pure Biofuels Corp. to Wharton Capital Partners, Ltd.

4.3	Warrant to purchase common stock, dated April 19, 2007, issued by Pure Biofuels Corp. to Wharton Capital Partners, Ltd.

4.4	Warrant to purchase common stock, dated April 19, 2007, issued by Pure Biofuels Corp. to Condor Partners, LLC.

10.1	Securities Purchase Agreement, dated April 19, 2007, between Pure Biofuels Corp. and Cornell Capital Partners, L.P.

10.2	Registration Rights Agreement, dated April 19, 2007, between Pure Biofuels Corp. and Cornell Capital Partners, L.P.

10.3	Escrow Agreement, dated April 19, 2007, among Pure Biofuels Corp., Luis Goyzueta, Cornell Capital Partners, L.P. and U.S. Bank National Association.

10.4	Pledge Agreement, dated April 19, 2007, between Luis Goyzueta and Cornell Capital Partners, L.P.

10.5	Security Agreement, dated April 19, 2007, among Pure Biofuels Corp., Pure Biofuels Del Peru S.A.C., Palma Industrial S.A.C. and Cornell Capital Partners, L.P.

10.6	Binding Letter of Intent, dated May 11, 2007, among Pure Biofuels Corp. Interpacific Oil S.A.C., Luis Goyzueta, Alberto Pinto, and Patrick Orlando.

10.7
Financing Contingency Escrow Agreement, dated June 22, 2007, among Pure Biofuels Corp. ARC Investment Partners, LLC, Tapirdo Enterprises, LLC, SGM Capital, LLC, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere, Joy Clifton and U.S. Bank National Association.

10.8	Employment Agreement, dated June 22, 2007, between Pure Biofuels Corp. and Steven Magami.

10.9
Pure Biofuels Corp. Stock Incentive Plan, approved by the Board of Directors on June 11, 2007, and pending shareholders’ approval (incorporated by reference to Exhibit 4.3 to our Form S-8 (Commission File No. 333-144577, filed on July 13, 2007).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOFUELS CORP.

Date: August 14, 2007	By:	/s/ Luis Goyzueta
Luis Goyzueta, CEO & Director

Date: August 14, 2007	By:	/s/ Gustavo Goyzueta
Gustavo Goyzueta, Chief Financial Officer