Form 10QSB
period 2007-09-30
PURE BIOFUELS CORP
filed 2007-11-14
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

As of October 15, 2007, the Company had 74,669,769 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)
(Unaudited)

Item 1. Financial Statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,337,412	$1,261,974
Restricted cash	1,000,000	-
Accounts receivable, net	37,930	18
Prepaid expenses and other assets	262,795	51,986
TOTAL CURRENT ASSETS	2,638,137	1,313,978

VAT RECEIVABLE	1,553,110	192,766
PROPERTY PLANT AND EQUIPMENT, net	9,905,622	4,020,837
DEBT ISSUANCE COSTS	3,950,746	-
TOTAL ASSETS	$18,047,615	$5,527,581

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,206,340	$258,432
Due to related parties	74,932	97,813
Current portion of long term debt	-	600,000
Convertible promissory note	60,000	-
Accrued derivative liability	35,322,167	-

TOTAL CURRENT LIABILITIES	37,663,439	956,245

LONG TERM DEBT, net of current portion	-	600,000
CONVERTIBLE NOTES, net of debt discount of $9,901,478	98,522	-
LINE OF CREDIT	5,000,000	-
TOTAL LIABILITIES	42,761,961	1,556,245

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued
Common stock; $0.001 par value; 93,750,000 shares authorized; 74,699,769 and 62,132,419 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	74,670	62,132
Additional paid-in capital	14,241,286	4,888,538
Subscriptions received in advance	-	96,277
Accumulated other comprehensive income	(4,711)	-
Deficit accumulated during the development stage	(39,025,591)	(1,075,611)
TOTAL STOCKHOLDERS' EQUITY	(24,714,346)	3,971,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,047,615	$5,527,581

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from May 10, 2006 (date of inception) to September 30, 2007
	2007	2006	2007	2006
REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Consulting fees	967,451	359,000	1,982,212	359,000	2,599,532
General and administrative	290,184	73,207	596,894	73,207	758,799
Professional fees	761,759	15,365	1,285,141	15,365	1,351,380
Wages	972,530	43,161	3,793,500	43,161	4,023,647
TOTAL OPERATING EXPENSES	2,991,924	490,733	7,657,747	490,733	8,733,358

LOSS FROM OPERATIONS	(2,991,924)	(490,733)	(7,657,747)	(490,733)	(8,733,358)

OTHER INCOME (EXPENSES):
Interest and financing costs	(10,593,099)	-	(10,665,996)	-	(10,665,996)
Other income (expense), net	448	-	(99)	-	(99)
Increase in accrued derivative liability	(15,492,252)	-	(15,492,252)	-	(15,492,252)
Amortization of debt discounts and debt issuance costs	(973,382)	-	(4,133,886)	-	(4,133,886)

TOTAL OTHER EXPENSE	(27,058,285)	-	(30,292,233)	-	(30,292,233)

LOSS BEFORE PROVISION FOR INCOME TAXES	(30,050,209)	(490,733)	(37,949,980)	(490,733)	(39,025,591)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(30,050,209)	$(490,733)	$(37,949,980)	$(490,733)	(39,025,591)

OTHER COMPREHENSIVE (LOSS):
Foreign currency translation adjustment	(6,796)	-	(4,711)	-	(4,711)

COMPREHENSIVE LOSS	$(30,057,005)	$(490,733)	$(37,954,691)	$(490,733)	$(39,030,302)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.46)	$(0.02)	$(0.60)	$(0.02)	$(0.80)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	65,121,573	32,626,000	63,294,040	32,626,000	48,930,106

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Par Value	Capital	In Advance	Income	Stage	Equity

Balance, May 10, 2006 (inception date)	1,000	$304	$-	$-	$-	$-	304

Adustment for change in par value		(303)	303				-
Recapitalization transactions							-
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626				1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912				-
Recapitalization Adjustment	29,999,970	29,999	(210,526)				(180,527)
Shares acquired by legal parent	(1,000)	(1)					(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306				2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573				320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344				303,749
Finders fee			(195,000)				(195,000)
Subscriptions received in advance				96,277			96,277
Net loss						(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	62,132	4,888,538	96,277	-	(1,075,611)	3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)			60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816				180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950				30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750				150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750				150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916				50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583				250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000				5,500,000
Stock compensation expense for options issued to employees			2,965,236				2,965,236
Fair value of warrants issued for debt issuance costs			212,232				212,232
Fair value of warrants issued with convertible debentures			507,647				507,647
Beneficial conversion feature associated with convertible debentures			507,647				507,647
Fair value of warrants issued for debt extension (704,082 warrants)			390,219				390,219
Fair value of warrants issued to consultant			130,095				130,095
Estimated liquidated damages			(25,200)				(25,200)
Existing shares transferred to placement agents for financing			4,152,000				4,152,000
Repricing of warrants			41,697				41,697
Transfer to accrued derivative liability			(5,983,030)				(5,983,030)
Foreign currency translation adjustment					(4,711)		(4,711)
Net loss						(37,949,980)	(37,949,980)

Balance, September 30, 2007	74,669,769	$74,670	$14,241,286	$-	$(4,711)	$(39,025,591)	$(24,714,346)

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from May 10, 2006
	Nine Months Ended September 30,		(date of inception)
	2007	2006	to September 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(37,949,980)	$(490,733)	$(39,025,591)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued consulting fees	-	-	97,500
Depreciation and amortization	11,353	-	15,490
Stock compensation expense for options issued to employees	2,965,236	-	2,965,236
Fair value of warrants issued for services	130,095	-	130,095
Fair value of warrants issued for financing costs	390,219	-	390,219
Effect of warrant repricing	41,697	-	41,697
Amortization of debt discounts and debt issuance costs	4,133,886	-	4,133,886
Non-cash financing costs	9,346,885	-	9,346,885
Change in accrued derivative liability	15,492,252	-	15,492,252
Changes in operating assets and liabilities:
Accounts receivable	(37,945)	(37)	(37,945)
Prepaid expenses and deposits	(213,343)	(1,800)	(265,347)
Accounts payable and accrued expenses	1,990,004	(30,535)	1,798,063
Due to related party	-	230,000	74,932
Net cash used in operating activities	(3,699,641)	(293,105)	(4,842,628)

CASH FLOW FROM INVESTING ACTIVITIES:
VAT receivable	(1,413,849)	-	(1,606,615)
Net cash acquired with acquisition	-	1,812,202	1,812,202
Increase in restricted cash	(1,000,000)	-	(1,000,000)
Purchase of propety, plant and equipment	(5,937,455)	-	(8,762,429)
Net cash used in investing activities	(8,351,304)	1,812,202	(9,556,842)
CASH FLOW FROM FINANCING ACTIVITIES:
Due to related parties, net	(22,881)	-	(22,568)
Proceeds from subscriptions received in advance	-	3,052,723	96,277
Proceeds from issuance of convertible debt	13,000,000	-	13,000,000
Proceeds from line of credit	5,000,000	-	5,000,000
Paydown of convertible debt	(3,000,000)	-	(3,000,000)
Paydown of long term debt	(1,200,000)	-	(1,200,000)
Payment of offering costs	(2,366,584)	-	(2,366,584)
Proceeds from the issuance of common stock	690,466	304	4,204,375
Net cash provided by financing activities	12,101,001	3,053,027	15,711,500

Effect of exchange rate changes on cash and cash equivalents	25,382	-	25,382

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,438	4,572,124	1,337,412

CASH AND CASH EQUIVALENTS, Beginning of period	1,261,974	-	-

CASH AND CASH EQUIVALENTS, End of period	$1,337,412	$4,572,124	$1,337,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$106,678	$-	$106,678
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$4,152,000	$-	$4,152,000
Issuance of warrants with convertible debenture	$5,007,647	$-	$5,007,647
Issuance of warrants for consulting services	$437,415	$-	$437,415
Issuance of common stock for debt issuance costs	$180,000	$-	$180,000
Issuance of warrants for debt issuance costs	$212,232	$-	$212,232
Issuance of convertible promissory note for debt issuance costs	$60,000	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Significant Accounting Polices

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

These unaudited interim consolidated financial statements include the accounts of Pure Biofuels Corp. and its two 99.99% owned subsidiaries, Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C. and Palma Industrial’s five 99.9% owned subsidiaries, Aceite Pucallpa S.A.C., Palmas de Oriente S.A.C., Palmas Tropicales, S.A.C., Pucapalma S.A.C. and Ecopalma, S.A.C.  In addition, these statements include the account of Pure Biofuels del Peru S.A.C.’s 95% owned subsidiary, Pure Biocarburantes, S. A.  Minority interest has not been presented on the consolidated balance sheet due to accumulated losses which exceed the minority stockholders equity. In accordance with Accounting Principles Board Opinion No. 18, the minority interest has been written down to zero on the accompanying balance sheet.

Basic and Diluted Net Loss per Share

We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive. At September 30, 2007, the only potential dilutive securities were 14,000,000 and 63,854,176 common stock options and warrants, respectively. In addition, at September 30, 2007 the Company has outstanding Convertible Notes convertible into 16,666,667 shares of the Company’s common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Stock-based Compensation

On April 27, 2007, our board of directors amended and restated the Company’s stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute to the success of the Company.  The board of directors will administer the Plan. The Plan is subject to shareholder approval, which has not yet been obtained. The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

The Company issued 14,000,000 stock options to employees and directors during the nine months ended September 30, 2007. The fair values of employee stock options are calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 92%; average risk-free interest rate of 5.0%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. The Company recognized $2,965,236 in share-based compensation expense for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company re-priced these options reducing the exercise price from $0.98 to $0.60. The above mentioned expense includes the effect of the re-pricing.

2. Going Concern Uncertainty

The Company is in the development stage and planned principal activities have commenced, but the Company has not generated any significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financing or generate profitable operations. As at September 30, 2007, the Company has a working capital deficit of $35,025,302 and has deficit accumulated during the development stage of $39,025,591. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through debt or equity financing.

3. Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The Company‘s subsidiaries use their local currencies, Peruvian Nuevos Soles (PEN), and the Argentinean Pesos as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $(4,711) as of September 30, 2007. Asset and liability amounts at September 30, 2007 and December 31, 2006 were translated at 3.023 PEN to $1.00 USD and 3.194 PEN to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2007 and the period from inception (May 10, 2006) to December 31, 2006 were 3.092 PEN and 3.197 PEN, respectively. At September 30, 2007 and for the nine months ended September 30, 2007, the exchange rate for the Company’s Argentina subsidiary was 3.14 Argentina Pesos to $1.00 USD and 3.10 Argentina Pesos to $1.00 USD. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

 In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

5.   VAT Receivable

At September 30, 2007, the Company recognized a VAT (value added tax) receivable of $1,553,110 in Peru and Argentina. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian and Argentinean income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian and Argentinean tax or a VAT liability during the next fiscal year, the receivable was classified as a long-term asset.

6.   Property, Plant and Equipment

The cost of property and equipment at September 30, 2007 consisted of the following:

	Cost	Accumulated Amortization	September 30, 2007 Net Book Value	December 31, 2006 Net Book Value
Land	$3,165,912	$-	$3,165,912	$3,098,951
Plant under Construction	6,548,269	-	6,548,269	796,200
Building Improvements	27,794	(2,316)	25,478	27,562
Computer Equipment	97,359	(8,567)	88,792	50,774
Furniture & Miscellaneous	81,778	(4,607)	77,171	47,350
	$9,921,112	$(15,490)	$9,905,622	$4,020,837

Depreciation expense amounted to $11,353 and $3,534, for the nine months and three months ended September 30, 2007, respectively. For the nine months and three months ended September 30, 2007 interest capitalized to construction in progress amounted to $66,962 and $18,962, respectively. Interest capitalized since inception amounted to $66,962.

7.   Long Term Debt

On December 21, 2006, the Company entered into a purchase agreement with Tradetex International Inc. (“Tradetex“), whereby the Company acquired land located in Callao, Peru. The purchase price of $3,008,998 is to be paid as follows:

i)	An initial deposit of $150,000 (paid);

ii)	$1,658,998 upon the transfer of the property (paid);

iii)	$600,000, plus accrued interest at an annual effective rate of 8%, on or before November 21, 2007; and

iv)	$600,000, plus accrued interest at an annual effective rate of 8%, on or before November 21, 2008.

The Company repaid all amounts outstanding during the three months ended September 30, 2007.

Total interest expense related to the land purchase since inception and for the nine months and three months ended September 30, 2007 amounted to $67,000, $67,000 and $19,000, respectively. The Company capitalized interest costs incurred on funds used to purchase the land; therefore, no interest expense was incurred during the three or nine months ended September 30, 2007.

8.   Convertible Debt

$3,000,000 Convertible Debenture

On April 19, 2007 the Company entered into a purchase agreement with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell up to $3 million aggregate principal amount of its 12% senior secured convertible debentures due July 19, 2007 (the “Debenture”) and warrants to purchase up to 704,082 shares of common stock in a private placement to the Investor. The sale of the Debenture and the warrants was consummated on April 19, 2007. In connection with the sale of the Debenture, the Company paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the Investor. The Debenture is convertible into shares of the Company’s common stock at the option of the holder of Debenture at any time after April 19, 2007, at an initial conversion rate of 1,020.408 shares of common stock per $1,000 principal amount of Debenture, which is equivalent to a conversion price of $0.98 per share. The conversion price is subject to adjustment in accordance with the terms of the Debenture. Subject to the conversion and redemption rights under the Debenture, the Company is obligated to pay 120% of the principal amount of the Debenture, plus accrued and unpaid interest, in cash on July 19, 2007 (the “Maturity Date"), provided that the Maturity Date shall be extended until October 19, 2007 in the event that any principal is outstanding under the Debenture as of the Maturity Date due to the Company’s inability to consummate a financing of at least $3 million and no Event of Default then exists. If the Maturity Date is extended, the Investor will receive an additional 704,082 warrants and the interest rate is increased up to 1.5% per month or 18% per year. On July 23, 2007, the Maturity Date of the Debenture was extended to October 19, 2007.

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

The warrants granted to the Investor on April 19, 2007 are exercisable into shares of the Company’s common stock at the option of the holder of the warrants at any time after April 19, 2007, at an initial exercise price of $0.98 per share. The exercise price is subject to adjustment in accordance with the terms of the warrants.

The warrants granted to the Investor on April 19, 2007 and conversion feature in the above Debenture offerings are not considered derivative instruments that need to be bifurcated from the original security since the Debenture has a fixed conversion price of $0.98 as long as the Company is not in default of the terms of the Debenture, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Debenture to be $507,647, using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 93%. In addition, the Company determined the value of the beneficial conversion feature to be $507,647. The combined total discount for the Debenture is $1,015,294 and is being amortized over the term of the Debenture. For the three and nine months ended September 30, 2007, the Company amortized $211,985 and $1,015,294, respectively of the aforesaid discounts as other expense in the accompanying consolidated statements of operations.

In connection with the issuance of the Debenture and the warrants issued to the Investor on April 19, 2007, a cash placement fee of $175,000 was paid to the placement agent. In addition, in connection with a Financing Contingency Escrow Agreement, certain stockholder of the Company transferred 2,400,000 common shares valued at $2,352,000 to certain parties responsible for arranging the $3,000,000 Debenture. The cash and stock mentioned above have been capitalized as debt issuance costs and are being amortized over the term of the loan. For the three and nine months ended September 30, 2007, the Company amortized $527,615 and $2,527,000, respectively, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

The Maturity Date of the Debentures was extended to October 19, 2007. As a result, the interest on the note was increased to 18% and 704,082 warrants were issued with a exercise price of $0.60, the trading price of the stock on the date the loan was extended. The fair value of the warrants pursuant to the Black Scholes option pricing model was $390,219 and was accounted for as debt issuance costs, which will be amortized over the life of the extension period as additional interest expense.

This convertible debenture including accrued interest was paid on September 13, 2007.

$10,000,000 Convertible Notes

On September 12, 2007, the Company entered into the Purchase Agreement with PSSM and Plainfield, pursuant to which the Company agreed to sell to Plainfield (1) 11,000,000 shares of the Company’s common stock, (2) $10,000,000 aggregate principal amount of the Company’s senior convertible Notes, and (3) Warrants to purchase up to 56,938,245 shares of the Company’s common stock.

The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after the Amendment Date upon which the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on the Maturity Date, provided, however, that the Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes in PIK interest. The first payment of interest shall be paid in PIK Interest. PIK (payments other than cash) interest on this note will accrue at the rate of 12% per annum and be payable by issuing additional notes (“PIK notes”) in an aggregate principal amount equal to the amount of PIK interest for the applicable interest period and the Company will issue and deliver such PIK notes to the holder of this note.

The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

If there is an event of default on the Notes, the principal amount of the Notes, plus accrued and unpaid interest may be declared immediately due and payable, subject to certain conditions set forth in the Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events involving the Company. It is an event of default under the Notes if (i) the Company fails to pay accrued interest, principal amount or another amount with respect to the Notes when due; (ii) certain events of bankruptcy, insolvency or reorganization with respect to the Company specified in the Notes occur; (iii) the Company fails to pay when due any other indebtedness in excess of $100,000; (iv) any of the Transaction Documents (as defined in the Purchase Agreement) shall cease to be in full force and effect; (v) the Company fails to make the payments on the Notes required upon a Change of Control (as defined in the Purchase Agreement) (vi) certain judgments or decrees shall be entered against us or any of our subsidiaries in an amount exceeding $100,000; (vii) the Amendment Date shall not have occurred on or prior to November 30, 2007 (unless otherwise extended to January 31, 2008 pursuant to the Securities Purchase Agreement); (viii) the Company defaults in the due performance or observance by it of any term, covenant or agreement contained in the Purchase Agreement; or (ix) any representation, warranty or statement made or deemed made by the Company in connection with this transaction shall prove to be untrue in any material respect on the date as of which made or deemed made.

The Warrants are exercisable into 56,938,245 shares of common stock of the Company at the option of the holder of Warrants at any time after the Amendment Date upon which the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants up to and including September 12, 2014, at an initial exercise price of $0.60 per share. The exercise price is subject to adjustment in accordance with the terms of the Warrants.

In connection with the issuance of the Notes and the Warrants, a cash placement fee of $730,000 and $316,000 was paid to Merriman Curhan Ford & Co. and Cannacord Adams Inc., for agent and investment banking fees. An additional $770,584 was withheld from the amount disbursed to cover financing costs associated with the agreement. In addition, in connection with a Financing Contingency Escrow Agreement, certain stockholders of the Company transferred 3.6 million common shares of the Company valued at $1,800,000 to certain parties responsible for arranging the Purchase Agreement and the Loan Agreement. The cash and stock mentioned above have been capitalized as debt issuance costs and are being amortized over the term of the Notes. For the three and nine months ended September 30, 2007, the Company amortized a total of $36,411 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

As a result of the Company issuing the Notes and Warrants, it does not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore the outstanding options and warrants have been recorded at fair value and shown as accrued derivative liability at September 30, 2007.

The $10,000,000 proceeds from the Notes were first allocated to the fair value of the 11,000,000 shares of common stock issued in connection with the Notes which was $5,500,000. The remaining $4,500,000 of the face amount of the Notes was allocated to the Warrants. The fair value of the 56,938,245 Warrants issued in connection with this transaction was $10,711,477. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 109%. The fair value of the Warrants were applied to the remaining $4,500,000 of the face amount of the Notes and the remainder of $6,211,477 has been charged to financing costs. In addition, the fair value of the beneficial conversion feature associated with the Notes of $3,135,408 has been charged to financing costs. The total charge to financing costs for this transaction was $9,346,885. Both the value assigned to the shares of common stock ($5,500,000) and Warrants ($4,500,000) are recorded as a debt discounts and will be amortized over the terms of the Notes. For the three and nine months ended September 30, 2007, the Company amortized $98,522 of the aforesaid debt discounts as other expense in the accompanying consolidated statements of operations.

9.   Convertible Promissory Note

On April 19, 2007, the Company issued a convertible promissory note in the amount of $60,000 to the placement agent in the above mentioned Debenture. The note was due on June 18, 2007 and the Company has the option of converting the note into shares of the Company’s common stock at a conversion price of $0.94. The Company has currently not issued the 63,830 shares that were due upon the conversion of the note on June 19, 2007. The $60,000 note has been capitalized as debt issuance cost and is being amortized over the term of the Debenture. For the three and nine months ended September 30, 2007, the Company amortized $12,527 and $60,000, respectively of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

10.   Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement, between the Company, as Guarantor, and Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, various lenders and Plainfield Special Situations Master Fund Limited (“PSSM”), as Administrative Agent. The Company’s initial borrowings under the Loan Agreement are $5,000,000. On October 25, 2007, the Company made a subsequent borrowing in the amount of $5,000,000. Subsequent borrowings under the Loan Agreement must be for at least $2,000,000 and will be in the form of either Base Rate loans or Eurodollar loans, each as defined in the credit agreement.

In connection with the issuance of the Line of Credit, the Company paid $375,000 in debt issuance costs which have been capitalized as debt issuance costs and are being amortized over the term of the Line of Credit. For the three and nine months ended September 30, 2007, the Company amortized a total of $4,427 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

11.   Accrued Derivative Liability

As a result of the Company issuing the Notes and Warrants described in Note 8 above, it does not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore, the outstanding options and warrants have been recorded at fair value and shown as accrued derivative liability at September 30, 2007. The fair value of the outstanding options and warrants (excluding the 56,938,245 Warrants which were recorded as a derivative liability at issuance) of $5,983,030 was transferred from additional paid in capital to accrued derivative liability on September 12, 2007. The fair value of outstanding options and warrants at September 30, 2007 of $29,446,391 has been recorded as accrued derivative liability at September 30, 2007. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 114%. In addition, the fair value of the beneficial conversion feature associated with the Notes of $5,875,776 at September 30, 2007 has also been recorded as accrued derivative liability at September 30, 2007. The change in fair value of the accrued derivative liability from September 12, 2007 to September 30, 2007 was $15,492,252 has been reflected as a charge to other expense in the accompanying statement of operations.

12.   Related Party Transactions

The Company entered into the following transactions with related parties during the nine months ended September 30, 2007:

a)	Incurred consulting fees of $30,000 for services provided by directors of the Company.

b)	Incurred consulting fees of $38,678 for services provided by a company controlled by an officer of the Company.

c)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine SAC, a company controlled by certain officers of the Company, to provide certain services to the Company. The agreement provides for monthly payments of $33,335 retroactive from September 2006 to June 2007 and $28,335 beginning July 2007.

Included in due to related parties at September 30, 2007 is $74,932 owing to entities under common control, directors, the CEO, the President and an employee related to the President of the Company for consulting fees and payment of expenses on the Company’s behalf.

See Note 17 for an additional related party transaction.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

13.   Commitments

On September 15, 2006, the Company entered into the following consulting agreements, all of which were cancellable within 28 days of written notice. Effective February 28, 2007, the Company terminated these consulting and management agreements, which were entered into on September 15, 2006 with:

a)
A consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the nine months ended September 30, 2007, consulting fees of $6,000 were incurred. The Company did not incur any additional expenses during the current quarter ended September 30, 2007.

b)
Another consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the nine months ended September 30, 2007 consulting fees of $6,000 were incurred. The Company did not incur any additional expenses during the current quarter ended September 30, 2007.

c)
A director to provide management services. Under the terms of the agreement, the Company agreed to pay $7,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $103,500. During the nine months ended September 30, 2007, consulting fees of $14,000 were incurred. The Company did not incur any additional expenses during the current quarter ended September 30, 2007.

d)
A director to provide accounting services to the Company. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $3,000. During the nine months ended September 30, consulting fees of $4,000 were incurred. The Company did not incur any additional expenses during the current quarter ended September 30, 2007.

The Company also entered into the following agreements:

e)
On June 22, 2007, our Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) entered into an escrow agreement with US. Bank National Association, as the escrow agent, ARC Investment Partners, LLC, (“ARC”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders agreed to transfer (i) 3,000,000 shares of our Company’s common stock to ARC (ii) 2,000,000 shares of our Company’s common stock to Tapirdo and (iii) 1,000,000 shares of our Company’s common stock to SGM (collectively, the “Shares”) upon the Company entering into a financing transaction or series of transactions pursuant to which the Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $3 million financing on April 19, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the Shares. On July 10, 2007 the escrow agent transferred such shares. The value of the shares was $2,352,000 and has been recorded as debt issuance costs associated with the $3,000,000 convertible debenture. In addition as a result of the closing of the $30 million financing on September 12, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of remaining 60% of the Shares. The value of the shares was $1,800,000 and has been recorded as debt issuance costs associated with the $10,000,000 convertible debenture.

f)
The Company is required to pay the remaining $60,000 plus VAT, pursuant to an engineering contract between the Company and Polindustria. During the nine month period ended September 30, 2007, the Company paid an additional $54,264 to Polindustria, comprised of $45,600 in payments and $8,664 in VAT.

g)
The Company is required to pay Capricorn $480,000 upon the delivery of the designs, as set forth in the License Agreement. During the three month period ended March 31, 2007, the Company paid an additional $571,200 to Capricorn, comprised of $480,000 in payments and $91,200 in VAT. No other expenses were incurred during the quarter ended September 30, 2007.

h)
On August 13, 2007, Pure Biofuels del Peru entered into a services agreement with Ocean Marine S.A.C. (“Ocean Marine”), a Peruvian Corporation, whereby Ocean Marine agreed to render consulting, management and logistical support services to Pure Biofuels del Peru. Pursuant to the services agreement, Luis Goyzueta, our Chief Executive Officer and a director, will receive $130,000 aggregate salary per year, Gustavo Goyzueta, our Chief Financial Officer, will receive a salary of $90,000 and Alberto Pinto, our Chief Operations Officer and a director, will receive a salary of $120,000. All of the foregoing compensation is payable retroactive to September 15, 2006.

i)
On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Alberto Pinto, our Chief Operating Officer, Steven Magami, our President, and Adam Roseman, Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement (the “Plan”) entered into between each of them and the Company on June 11,2007, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

j)
On September 12, 2007, the Company and Steven Magami, the Company’s President, entered into an amendment to the employment agreement dated June 22, 2007 (the “Amended Employment Agreement”). Pursuant to the Amended Employment Agreement, Mr. Magami’s salary was increased from $100,000 per year to $200,000 per year.

k)
On September 12, 2007, certain of our stockholders (the “Stockholders”) entered into a voting agreement (the “Voting Agreement”) with PSSM, Plainfield Peru I LLC, a Delaware limited liability company (“LLCI”), and Plainfield Peru II LLC, a Delaware limited liability company (“LLCII” and together with LLCI, “Plainfield”). Pursuant to the Voting Agreement, the Stockholders agreed to vote all common stock of the Company beneficially owned by them at any regular or special meeting of the stockholders of the Company in favor of a proposal to (i) increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes (as defined below and including any Notes issued in lieu of interest thereon) (the date of such amendment, the “Amendment Date”) and the Warrants (as defined below) and (ii) delete Article 15 from the Articles of Incorporation of the Company. The Voting Agreement shall terminate upon the earlier of (i) stockholder approval of the actions set forth above, or (ii) January 31, 2008.

l)
On September 12, 2007, a stockholders agreement (the “Stockholders Agreement”) was executed among Luis Goyzueta, our Chief Executive Officer and a director, Plainfield and the Company. Under the Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause an individual designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined below) held by Plainfield to be elected as a director of the Company pursuant . He further agreed to retain his voting rights and to not sell, dispose of or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Stockholders Agreement.

m)
On September 12, 2007, the Company entered into a registration rights agreement (the “ARC Registration Rights Agreement”) with ARC Investment Partners, LLC, Tapirdo Enterprises, LLC (an affiliate of Adam Roseman), and SGM Capital, LLC (an affiliate of Steven Magami) (collectively, the “ARC Holders”) in which the Company granted to each of the ARC Holders the right to request two demand registrations. In addition, the ARC Holders were granted certain shelf registration and piggyback registration rights.

n)
On September 12, 2007, the Company, as Guarantor, entered into the Loan Agreement with Pure Biofuels Del Peru and Palma Industrial, the lender party thereto and PSSM, as Administrative Agent. The Company’s initial borrowings under the Loan Agreement were $5,000,000. On October 29, 2007, the Company made a subsequent borrowing under the Loan Agreement in the amount of $5,000,000. Subsequent borrowings under the Loan Agreement must be for at least $2,000,000 and will be in the form of either base rate loans or Eurodollar loans, each as defined in the credit agreement. The Loan Agreement terminates on January 12, 2011. Payments of interest on borrowings under the Loan Agreement are payable monthly. After September 12, 2009, principal amounts owed under the Loan Agreement may be prepaid at a rate of 108%. In addition, the Loan Agreement provides for certain mandatory prepayments, including, without limitation, upon the receipt of any cash proceeds from any capital contribution or any sale or issuance of equity interests, any cash proceeds from any issuance or incurrence of certain indebtedness and any cash proceeds from any asset sale.

o)
On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with PSSM and Plainfield, pursuant to which the Company agreed to sell to Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after the Amendment Date upon which the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

p)
On September 12, 2007, in connection with the offering of the Securities, the Company also entered into a registration rights agreement with Plainfield (the “Plainfield Registration Rights Agreement”). Under the Registration Rights Agreement, the Company granted to Plainfield and its permitted transferees (the “Holders”) certain registration rights with respect to the Shares and the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants (collectively, with all shares paid, issued or distributed in respect of the Securities, the “Registrable Securities”). Pursuant to the Plainfield Registration Rights Agreement, the Holders of at least 20% of the Registrable Securities are entitled to request up to three demand registrations. In addition, the Company has agreed to use its commercially reasonable efforts to qualify for registration on a registration statement on Form S-3. After the Company has qualified for the use of Form S-3 or any comparable or successor form, the Holders of at least 25% of the Registrable Securities shall have the right, at least once in each 12-month period, to request a registration statement on Form S-3 covering the resale of the Registrable Securities. The Registration Rights Agreement also grants to the Holders certain piggyback registration rights.

Leases

q)
On October 1, 2006, the Company entered into a lease for premises in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $6,013 for the first year. The monthly payment will increase by 3% annually until September 2009. The office lease contains certain rent escalation clauses over the life of the lease. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. During the nine month and three month period ended September 30, 2007, the Company had lease expense in the amount of $54,118 and $18,039, respectively.

r)
On October 10, 2006, the Company entered into a lease for premises in Vancouver, British Columbia. Under the terms of the lease, the Company is required to make monthly payments of $3,000, plus applicable taxes, until October 2008. This lease was terminated during the period ended September 30, 2007.

s)
On January 8, 2007, the Company entered into a lease for premises in Buenos Aires, Argentina. Under the terms of the lease, the Company is required to make monthly payments of approximately $2,000, plus applicable taxes until August 2007. The Company for the nine month period and three month period ended September 30, 2007 incurred expenses in the amounts of $1,740 and $870, respectively.

On June 25, 2007, the Company received a letter from Wharton Capital Partners Ltd demanding the payment of $240,000 and common stock and warrant consideration pursuant to an agreement dated April 18, 2007. The Company believes that it has made the required payments pursuant to the April 18, 2007 agreement except for the payment of the convertible promissory note which is shown as a liability on the accompanying consolidated balance sheet.

14.   Stockholders’ Equity

Common Stock

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. The Company is currently seeking stockholder approval in a November 19, 2007 stockholders’ meeting to amend its articles of incorporation to increase the number of authorized common shares to 250,000,000 and to authorize 1,000,000 shares of preferred stock, par value $0.001.

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

On April 25, 2007, the Company issued a total of 183,674 shares of common stock to the placement agent for the Debenture discussed in Note 8. The shares were valued at $180,000 and have been capitalized as debt issuance cost and are being amortized over the term of the Debenture. For the three and nine months ended September 30, 2007, the Company amortized a total of $37,582 and $180,000, respectively, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

In addition, the Company also issued to the placement agent a total of 300,000 warrants to purchase shares of the Company’s common stock. The Company valued these warrants at $212,232 using the Black Scholes model with the following factors: market price of $0.98; volatility of 92%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the warrants has been capitalized as debt issuance cost and are being amortized over the term of the Debenture. For the three and nine months ended September 30, 2007, the Company amortized a total of $44,312 and $212,232, respectively, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

The Maturity Date of the Debentures was extended to October 19, 2007. As a result, the interest on the note was increased to 18% and 704,082 warrants were issued with an exercise price of $0.75, the trading price of the stock on the date the loan was extended. The Company valued these warrants at $390,219 using the Black Scholes model with the following factors: market price of $0.75; volatility of 99%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the warrants has been expensed as other expense in the accompanying consolidated statements of operations.

In July 2007, the Company issued options to purchase 50,000 shares of common stock pursuant to a consulting agreement. The Company valued these options at $28,680 using the Black Scholes model with the following factors: market price of $0.75; volatility of 98%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the options has been expensed as consulting expense in the accompanying consolidated statements of operations.

In July and August 2007, the Company completed private placement offerings that resulted in the sale of an aggregate of 1,050,667 shares at $0.60 per shares for gross proceeds of $630,000. These private placement offerings contained an obligation for the Company to register these shares on a registration statement with the SEC. If the Company fails to register these shares on a timely basis it will be subject to liquidated damages of 1% per month for each month the shares are not registered. The Company has accrued $25,200 in liquidated damages associated with the issuance of these 1,050,667 shares. In addition, in connection with these private placement offerings the Company issued a total of 1,050,667 warrants to purchase share of the Company’s common stock with an exercise price of $0.80 per share.

On September 12, 2007, the Company issued 11,000,000 shares in connection with a $10,000,000 Convertible Notes offering.

Financing Contingency Escrow Agreement

During the nine months ended September 30, 2007, certain stockholders of the Company entered into a financing contingency escrow agreement with certain entities that will attempt to obtain financing for the Company. In accordance with the agreement a total of 6,000,000 common shares will be transferred from the individual stockholders to the entities that bring financing to the Company if financing in the amount of $7,500,000 is arranged before August 30, 2007. If less than $7,500,000 in financing is raised, a proportionate number of the 6,000,000 common shares will be transferred. As of September 30, 2007 a total of 6,000,000 common shares have been transferred as a result of the $3,000,000 in convertible debenture financing mentioned below. On August 30, 2007, the Company and the parties to the financing contingency escrow agreement entered into an amendment to the escrow agreement, pursuant to which the individual stockholders will transfer the common shares held in escrow upon the Company entering into a financing transaction, as referred above, on or before October 31, 2007. On September 12, 2007, the Company closed a $30.0 million financing entitling the entities to their respective portions of 60% of the common shares held in escrow.

Stock Options

In 2006, the Company adopted a Stock Option and Award Plan (the “Plan”) initially reserving an aggregate of 18,000,000 shares of the Company’s common stock (the “Available Shares”) for issuance pursuant to the exercise of stock options. The plan options were increased to 21,000,000 in April 2007, subject to shareholder approval which has not yet been obtained.

The Plan provides for the granting at the discretion of the Board of Directors stock options, stock appreciation rights, stock awards, phantom stock, performance awards, and other stock-based awards. Participation in the plan is open to all employees, officers, and directors of, and other individuals providing bona fide services to or for the Company.

During June 2007, the Company granted, 14,000,000 common stock options exercisable at $0.98 per share to various employees and directors. The options expire in June 2017. The Company has recorded wages expense in the amount of $2,965,236 to reflect the value of these options for the period from the grant date to September 30, 2007. The Company valued these options using the Black Scholes model with the following factors: market price of $0.93; volatility of 92%; risk free rate of 5%; exercise price of $0.98; and an estimated life of 5 years. During the three months ended September 30, 2007, the Company re-priced these options reducing the exercise price from $0.98 to $0.60. The above mentioned expense includes the effect of the re-pricing.

On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Alberto Pinto, our Chief Operating Officer, Steven Magami, our President, and Adam Roseman, Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement entered into between each of them and the Company on June 11,2007, in order to (1) reduce the exercise price of shares issued under the Nonstatutory Stock Option Agreement from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Nonstatutory Stock Option Agreement) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

The following summarizes the stock options transactions for the nine months ended September 30, 2007:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2006	-
Granted	14,000,000	$0.60
Outstanding, September 30, 2007	14,000,000	$0.60	9.70

15.   Warrants

The following summarizes the stock purchase warrant transactions for the nine months ended September 30, 2007:

	Number of Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2006	3,550,595	$1.50
Granted	60,303,581	$0.61
Outstanding, September 30, 2007	63,854,176	$0.66	4.66

16.   Segmented Information

The Company’s operations are conducted in three reportable segments, U.S., Peru and Argentina. The net loss and net identifiable assets by reportable segments are as follows:

	U.S.	Peru	Argentina	Total
	$	$	$	$
Net loss	35,228,801	2,557,744	163,435	37,949,980
Property, Plant and equipment	659,000	9,232,123	14,499	9,905,622
Total assets	4,725,157	13,200,744	121,714	18,047,615

17.   Acquisition

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

18.   Subsequent Event

On October 29, 2007, the Company entered into a Waiver and Agreement, or the Waiver Agreement, by and among us, Pure Biofuels del Peru, Palma Industrial, (together with the Company, the “Borrowers”), the subsidiaries of the Borrowers and PSSM (Plainfield Special Situations Master Fund Limited), as Administrative Agent. Pursuant to the Waiver Agreement, the Borrowers may incur loans under the Loan Agreement, in accordance with the terms of the Loan Agreement, notwithstanding certain Specified Defaults (as defined in the Waiver Agreement) until November 27, 2007.

In consideration for the lender under the Loan Agreement and Administrative Agent entering into the Waiver Agreement, on October 29, 2007, we issued to Plainfield Peru II LLC 250,000 shares of our common stock. In addition, if all the Specified Defaults have not been cured prior to 12:00 p.m. (noon) New York City time on each of November 5, 2007, November 12, 2007, November 19, 2007 and November 26, 2007, we shall issue to Plainfield Peru II LLC 100,000 shares of our common stock on each such date. Pursuant to the terms of the Waiver Agreement, we issued 100,000 shares to Plainfield on each of November 5, 2007 and November 12, 2007.

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

We are engaged in the business of producing, processing and distributing biodiesel and related products as an alternative fuel for freight and transportation plants and the marine, farming, rail and aviation industries.

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

We will not generate revenue until we complete construction of our plant and commence operations. We expect to complete construction of our plant in the first quarter of 2008 and to commence full production capabilities by mid-2008.

In order to finance the construction of our plant, on September 12, 2007, we, as Guarantor, entered into a $20,000,000 loan agreement, or the Plainfield Loan Agreement, with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, or the Borrowers, the lender party thereto and Plainfield Special Situations Master Fund Limited, a Cayman Islands corporation, as Administrative Agent . The Borrower’s initial borrowings under the Loan Agreement were $5,000,000. On October 29, 2007, the Borrowers borrowed an additional $5,000,000. Subsequent borrowings under the Loan Agreement must be for at least $2,000,000 and will be in the form of either base rate loans or Eurodollar loans, each as defined in the credit agreement.

Also on September 12, 2007, for aggregate consideration of $10,000,000, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with PSSM, Plainfield Peru I LLC and Plainfield Peru II LLC, or Plainfield, pursuant to which we agreed to sell to Plainfield (1) 11,000,000 shares of our common stock, (2) $10,000,000 aggregate principal amount of our 10/12% PIK convertible notes, or the PIK Notes and (3) warrants to purchase up to 56,938,245 shares of our common stock, or the Warrants.

We intend to utilize the proceeds of such financing and additional financing required as follows:

Use of Proceeds	Amount
Organizational and Financing Costs	$3,000,000
Capital Equipment	$22,400,000
Working Capital	$6,000,000
Growth Initiatives: Research and Due Diligence	$1,500,000
Contingency	$1,100,000
Total	$33,000,000

In addition to the aggregate $30,000,000 of financing we received from PSSM and Plainfield on September 12, 2007, we expect that we will need to raise an additional $5,000,000 in order to complete construction of our plant. The amounts set forth above are estimates only and are subject to change.

Results of Operation

For the three and nine months ended September 30, 2007, we had no revenues from operation and our operating expenses were $2,991,924 and $7,657,747, respectively. Since May 10, 2006 (date of inception) until September 30, 2007 we had no revenues and our operating expenses were $8,733,358. Included in our operating expenses for the three and nine months ended and from inception to September 30, 2007 was a charge of $602,689, $2,965,236 and $2,965,236, respectively, related to stock options issued to employees and directors in accordance with SFAS No. 123R. Until our biodiesel plant is operational or we complete the acquisition of Interpacific Oil S.A.C., we do not expect to generate any revenues, and we will continue to incur expenses relating to the building of our biodiesel plant.

Other expenses

Other expenses for the nine months ended September 30, 2007 is principally a result of interest and financing cost of $10,665,996, increase in accrued derivative liability of $15,492,252 and amortization of debt discounts and debt issuance costs of $4,133,886. Interest and financing costs consists of interest paid and accrued on our outstanding debt, the premium paid to retire our $3,000,000 convertible debenture, the value of penalty warrants issued in July 2007 and the non-cash financing charge of $9,346,885 related to the PIK Notes. PIK (payments other than cash) interest on this note will accrue at the rate of 12% per annum and be payable by issuing additional notes, or PIK notes, in an aggregate principal amount equal to the amount of PIK interest for the applicable interest period and we will issue and deliver such PIK notes to the holder of this note. The increase in accrued derivative liability is a result of the increase in our stock price which increased the fair value of the outstanding options and warrants that have been recorded as accrued derivative liability in the balance sheet. The amortization of debt discounts and debt issuance costs are a result of the debt issue costs and debt discounts associated with the $3,000,000 convertible debenture and the PIK Notes.

Organizational and Financing Costs

We estimate that our organization and financing costs for the next twelve month period will be approximately $3,000,000. These costs will primarily consist of placement agent fees, commitment fees, legal, administrative, compliance and other expenses.

Capital Equipment

We are beginning to acquire the processing equipment. Based on our project schedule, completion and startup of the plant is planned for mid - 2008. Our planned capital expenditures for the next twelve month period in connection with the construction of the plant are estimated as follows:

Infrastructure / Activity	Cost
Tanks – 170,000 MT of storage (installed, including valves, piping, etc)	$9,300,000
Water treatment plant	$400,000
Civil works (including administrative building, access road and other infrastructure)	$950,000
Underwater pipes	$1,800,000
Refinery (including reactors, piping and pumps)	$7,300,000
Services building (electrical substation, quality control laboratory, boilers, water softener etc.)	$1,000,000
Miscellaneous/ Contingency (including foreign currency exchange impact)	$1,650,000
Total	$22,400,000

Growth Initiatives: Research and Due Diligence

We estimate that our research and due diligence costs for the next twelve month period will be approximately $1,500,000. These costs will primarily consist of feasibility studies to start our own plantations of palm oil, canola and jatropha in order to be self sufficient in the sourcing of our feedstock. It also includes all the costs of engineering and permitting needed for our indirect subsidiary, Pure Biocarburantes, S.A.

Contingency

We estimate that our contingency costs for the next twelve month period will be approximately $1,650,000. These costs will primarily consist of increases in raw materials cost for plant construction such as steel or cement or delays in permitting from the local authorities and increased costs due to the weakening of the U.S. dollar.

Employees

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $1,500,000. These costs will primarily consist of wages and consulting contracts for hired professionals.

There will be 24 employees pre-construction and 45 employees post-construction of our processing plant. The new employees post-construction will consist of plant operators and quality control personnel.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully complete construction of our biodiesel processing plant and it begins operating. We will not be able to complete construction unless we secure additional financing of at least $5,000,000. We cannot predict whether or when this may happen and this causes uncertainty with respect to the continuation and growth of our Company and our ability to generate revenues.

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

On September 12, 2007, we, as Guarantor, entered into the Loan Agreement. Our initial borrowings under the Loan Agreement were $5,000,000. On October 29, 2007, the Company undertook a subsequent borrowing under the Loan Agreement in the amount of $5,000,000. Subsequent borrowings under the Loan Agreement must be for at least $2,000,000 and will be in the form of either base rate loans or Eurodollar loans, each as defined in the Loan Agreement. Obligations under the Loan Agreement are secured by liens on substantially all of the assets of us, the Borrowers and each of the Borrowers’ subsidiaries. The Loan Agreement terminates on January 12, 2011. Payments of interest on borrowings under the Loan Agreement are payable monthly. After September 12, 2009, principal amounts owed under the Loan Agreement may be prepaid at a rate of 108%. In addition, the Loan Agreement provides for certain mandatory prepayments, including, without limitation, upon the receipt of any cash proceeds from any capital contribution or any sale or issuance of equity interests, any cash proceeds from any issuance or incurrence of certain indebtedness and any cash proceeds from any asset sale.

Obligations under the Loan Agreement are immediately due and payable upon the occurrence of certain events of default, as defined in the Loan Agreement, including, without limitation: (i) default in the payment when due of any principal of any Loan or any PIK Note; (ii) default, and such default shall continue unremedied for three or more business days, in the payment when due of any interest on any Loan or any Note or any fees or any other amounts owing under the Loan Agreement; (iii) any representation, warranty or statement made or deemed made by any credit party pursuant to the Loan Agreement shall prove to be untrue in any material respect on the date as of which made or deemed made; (iv) default by any credit party of any obligation contained in the Loan Agreement; (v) default in the repayment of other indebtedness exceeding $100,000; (vi) certain events of bankruptcy; (vii) any of the loan documents shall cease to be in full force and effect; (viii) one or more judgments or decrees shall be entered against a credit party equal to or exceeding an aggregate of $100,000; (ix) a change of control; or (x) an event of default under the PIK Notes.

Also on September 12, 2007, we entered into a Securities Purchase Agreement pursuant to which we agreed to sell to Plainfield (1) 11,000,000 Shares of our common stock, (2) the PIK Notes, and (3) the Warrants. The PIK Notes are convertible into 16,666,667 shares of our common stock at the option of the holder of Notes at any time after the date upon which we obtain stockholder approval to increase the number of authorized shares of our common stock from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the PIK Notes and the Warrants, or the Amendment Date, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Securities Purchase Agreement. We will pay interest on the PIK Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, we are obligated to pay 100% of the principal amount of the PIK Notes, plus accrued and unpaid interest, in cash on the maturity date of the PIK Notes, or September 12, 2012, provided, however, that we may, at our option, elect to pay interest on the PIK Notes (i) entirely in cash, or (ii) entirely by issuing additional PIK Notes in PIK interest. The first payment of interest shall be paid in PIK interest. PIK (payments other than cash) interest on this note will accrue at the rate of 12% per annum and be payable by issuing additional notes in an aggregate principal amount equal to the amount of PIK interest for the applicable interest period and we will issue and deliver such PIK notes to the holder of this note.

The PIK Notes are senior unsecured obligations of ours and rank equally in right of payment to our future senior indebtedness. The PIK Notes also restrict our and our subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

If there is an event of default on the PIK Notes, the principal amount of the PIK Notes, plus accrued and unpaid interest may be declared immediately due and payable, subject to certain conditions set forth in the PIK Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events. It is an event of default under the PIK Notes if (i) we fail to pay accrued interest, principal amount or another amount with respect to the PIK Notes when due; (ii) certain events of bankruptcy, insolvency or reorganization with respect to the Company specified in the PIK Notes occur; (iii) we fail to pay when due any other indebtedness in excess of $100,000; (iv) any of the Transaction Documents (as defined in the Securities Purchase Agreement) shall cease to be in full force and effect; (v) we fail to make the payments on the PIK Notes required upon a Change of Control (as defined in the Securities Purchase Agreement) (vi) certain judgments or decrees shall be entered against us or any of our subsidiaries in an amount exceeding $100,000; (vii) the Amendment Date shall not have occurred on or prior to November 30, 2007 (unless otherwise extended to January 31, 2008 pursuant to the Securities Purchase Agreement); (viii) we default in the due performance or observance of any term, covenant or agreement contained in the Securities Purchase Agreement; or (ix) any representation, warranty or statement made or deemed made by us in connection with this transaction shall prove to be untrue in any material respect on the date as of which made or deemed made.

The Warrants are exercisable into 56,938,245 shares of our common stock at the option of the holder of Warrants at any time after the Amendment Date upon which we obtain stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the PIK Notes and the Warrants up to and including September 12, 2014, at an initial exercise price of $0.60 per share. The exercise price is subject to adjustment in accordance with the terms of the Warrants.

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

Recent Developments

On October 29, 2007, the Company entered into a Waiver and Agreement, or the Waiver Agreement, by and among us, Pure Biofuels del Peru, Palma Industrial, (together with the Company, the “Borrowers”), the subsidiaries of the Borrowers and PSSM (Plainfield Special Situations Master Fund Limited), as Administrative Agent. Pursuant to the Waiver Agreement, the Borrowers may incur loans under the Loan Agreement, in accordance with the terms of the Loan Agreement, notwithstanding certain Specified Defaults (as defined in the Waiver Agreement) until November 27, 2007.

In consideration for the lender under the Loan Agreement and Administrative Agent entering into the Waiver Agreement, on October 29, 2007, we issued to Plainfield Peru II LLC 250,000 shares of our common stock. In addition, if all the Specified Defaults have not been cured prior to 12:00 p.m. (noon) New York City time on each of November 5, 2007, November 12, 2007, November 19, 2007 and November 26, 2007, we shall issue to Plainfield Peru II LLC 100,000 shares of our common stock on each such date. Pursuant to the terms of the Waiver Agreement, we issued 100,000 shares to Plainfield on each of November 5, 2007 and November 12, 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had $1,337,412 in cash and cash equivalents. In addition, for the nine months ended September 30, 2007, our cash used in operating activities was $3,699,641.

We began construction on our planned 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru. We expect to complete construction of our plant in the first quarter of 2008 and to commence full production capabilities by mid-2008.

In addition to the $30,000,000 financing completed on September 12, 2007, we believe we will need additional financing of approximately $5,000,000 to complete construction of our plant and begin operations.

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

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither us nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of our company and its 99.99% owned subsidiaries, Pure Biofuels del Peru and Palma Industrial , Palma Industrial’s 99.9% owned subsidiaries Aceite Pucallpa S.A.C., Palmas de Oriente S.A.C., Palmas Tropicales, S.A.C., Pucapalma S.A.C. and Ecopalma, S.A.C. and Pure Biofuels del Peru’s 95% owned subsidiary, Pure Biocarburantes, S.A. All intercompany transactions and balances have been eliminated. We are a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” Our fiscal year end is December 31.

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

Accrued Derivative Liability

As a result of us issuing the notes and warrants in September 2007, we do not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore, the outstanding options and warrants have been recorded at fair value and shown as accrued derivative liability at September 30, 2007. The fair value of the accrued derivative liability is determined at each balance sheet date using the Black-Scholes option pricing model.

Foreign Currency Translation

Our functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Peruvian Nuevos Soles and Argentinean Pesos. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and Diluted Net Loss per Share

We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. On November 1, 2006, we approved a stock option plan (the “Plan”) that enables us to grant options to employees, including our officers and directors, and our subsidiaries and other individuals who contribute to our success. Our board of directors will administer the Plan whereby it may, from time to time, grant up to a total of 21,000,000 stock options subject to shareholder approval. The stock options granted under the Plan shall vest and become exercisable at such time and such terms as our board of directors may determine at the time of the grant of the options. On April 27, 2007, our board of directors amended and restated the Plan.

The Company issued 14,000,000 stock options to employees and directors during the nine months ended September 30, 2007. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 92%; average risk-free interest rate of 5.0%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. We recognized $2,965,236 in share-based compensation expense for the nine months ended September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

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

In addition to the risk factors below, please see our Risk Factors in Item 1 from our annual report on Form 10-KSB for the year ended December 31, 2006, filed April 13, 2007.

The number of issued and outstanding warrants poses the risk of dilution of ownership and voting power of our existing stockholders.

We currently have issued and outstanding warrants to purchase 63,854,176 shares of the Company’s common stock. If a substantial portion or all of these warrants are exercised or are converted into stock, such conversion or exercise would cause a reduction in the proportionate ownership and voting power of all current stockholders.

In addition, we currently do not have sufficient shares of common stock authorized to allow for the exercise in full of the issued and outstanding warrants. However, the warrants held by Plainfield are not exercisable until the Amendment Date upon which the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants. The Company is currently seeking stockholder approval to amend its Articles of Incorporation to increase the number of authorized shares to 250,000,000. If the Company does not obtain the required stockholder vote, it will continue to lack sufficient shares of authorized common stock to allow for the exercise of all of the issued and outstanding warrants.

Our failure to comply with the covenants contained in the Loan Agreement or the PIK Notes, or any other agreement governing our debt, including our failure as a result of events beyond our control, could result in an event of default, which would materially and adversely affect our financial condition.

If there were an event of default under our Loan Agreement or the PIK Notes, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. It is likely that, if the defaulted debt is accelerated, our assets and cash flow will not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments under the Loan Agreement. Further, if we are unable to repay, refinance or restructure payments under the Loan Agreement, the lender under the Loan Agreement could proceed against the collateral securing the loan. In that event, any proceeds received upon a realization of the collateral would be applied to amounts due under the Loan Agreement and it is unlikely that we would be able to obtain additional financing or continue our operations. On October 29, 2007, we entered into the Waiver Agreement, pursuant to which we and the borrowers under the Loan Agreement may incur loans under the Loan Agreement, in accordance with the terms of the Loan Agreement, notwithstanding certain Specified Defaults (as defined in the Waiver Agreement) until November 27, 2007. If we are unable to cure the Specified Defaults by November 27, 2007, the Administrative Agent may declare an Event of Default under the Loan Agreement.

Pursuant to the terms of the PIK Notes, by November 30, 2007, we are required to obtain stockholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares. If we are unable to obtain stockholder approval for such amendment by November 30, 2007, we will be in default under both the PIK Notes and the Loan Agreement. If this were to occur, we may be required to repay all loans under the Loan Agreement plus interest and certain repayment premiums and the $10,000,000 principal amount of the PIK Notes may be declared immediately due and payable. We currently would not be able to repay the amounts owed under the PIK Notes and the Loan Agreement in the case of an Event of Default.
Weakness of the U.S. dollar versus other currencies may increase our costs of operation and adversely affect our reported operating results.

We typically raise equity and debt financing in U.S. dollars. Recently, the value of the U.S. dollar has decreased against other currencies including the euro and the Peruvian Nuevos Soles, or PEN. Many of our expenses in building our facility are denominated in euros and PENs which has increased the overall cost of construction. The PEN is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. Trends in sales, expenses and profits may experience significant fluctuations as the rate of exchange between the PEN and the U.S. dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the PEN against the U.S. dollar will have on our results of operations and financial condition.

We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. We cannot guarantee that we will enter into hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) or Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended September 30, 2007.

On July 20, 2007, for aggregate consideration of $630,400, the Company entered into subscription agreements with certain accredited investors pursuant to which we agreed to sell an aggregate of 1,050,667 units in a private placement pursuant to Section 4(2) or Regulation D under the Act. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock for a period of five years from closing at a price of $ 0.80.

On September 12, 2007, for aggregate consideration of $10,000,000 the Company entered into the Securities Purchase Agreement with PSSM and Plainfield, pursuant to which we agreed to sell to Plainfield (1) 11,000,000 shares of our common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our PIK Notes and (3) warrants to purchase up to 56,938,245 shares of the Company’s common stock at an exercise price of $0.60 per share. The PIK Notes are convertible into 16,666,667 shares of our common stock at the option of the holder of the PIK Notes at any time after the Amendment Date and on or prior to September 12, 2012, at a conversion price of $0.60 per share. In connection with this issuance, we paid agent and investment banking fees of $1,046,000 from the proceeds of the sale.

Item 3. Defaults Upon Senior Securities.

On October 29, 2007, we entered into a Waiver and Agreement by and among us, Pure Biofuels del Peru S.A.C., a Peruvian corporation and our 99.9% subsidiary, Palma Industrial S.A.C., a Peruvian corporation and our 99.9% subsidiary, the subsidiaries of the borrowers and Plainfield Special Situations Master Fund Limited, a Cayman Islands company. Pursuant to the Waiver Agreement, the borrowers may incur loans under the Loan Agreement, dated September 12, 2007, by and between the borrowers, the lender party thereto and the Administrative Agent in accordance with the terms of the Loan Agreement notwithstanding certain Specified Defaults (as defined in the Waiver Agreement) until November 27, 2007.

In consideration for the lender and Administrative Agent entering into the Waiver Agreement, on October 29, 2007, we issued to Plainfield Peru II LLC 250,000 shares of common stock. In addition, if all the Specified Defaults have not been cured prior to 12:00 p.m. (noon) New York City time on each of November 5, 2007, November 12, 2007, November 19, 2007 and November 26, 2007, the Company shall issue to Plainfield Peru II LLC 100,000 shares of Common Stock on each such date. We issued 100,000 shares of common stock on November 5, 2007 and November 12, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 23, 2007, we held a special meeting of our stockholders to 1) amend our Articles of Incorporation, to increase the number of authorized shares of common stock, from 93,750,000 shares to 250,000,000 shares, and to authorize 1,000,000 shares of preferred stock, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by our Board of Directors from time to time and 2) amend and restate our 2006 Stock Option and Award Plan to, among other things, increase the number of shares authorized under the plan from 18,000,000 to 21,000,000 and expand the types of awards that may be granted under the plan. However, the number of shares that voted at the meeting did not constitute a quorum and we postponed the meeting until August 10, 2007 and again until August 24, 2007. We never obtained a quorum so did not hold the meeting. We have subsequently filed a new proxy statement with a new record date and are holding a meeting of stockholders on November 19, 2007.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended & Restated Bylaws of Pure Biofuels Corp. (incorporated by reference from the Current Report on Form 8-K filed on September 18, 2007).

4.1	10%/12% Senior Convertible PIK Election Note, dated September 12, 2007, issued by Pure Biofuels Corp. to Plainfield Peru I LLC.

4.2
Voting Agreement, dated September 12, 2007, between certain of the stockholders of Pure Biofuels Corp., Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC.

4.3	Stockholders Agreement, dated September 12, 2007, between Pure Biofuels Corp., Luis Goyzueta, Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC.

4.4	Form of Amendment to Option Agreement (incorporated by reference from the Current Report on Form 8-K filed on September 10, 2007).

10.1	Securities Purchase Agreement, dated September 12, 2007, between Pure Biofuels Corp., Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC.

10.2	Registration Rights Agreement, dated September 12, 2007, between Pure Biofuels Corp., ARC Investment Partners, LLC, Tapirdo Enterprises, LLC and SGM Capital, LLC.

10.3	Registration Rights Agreement, dated September 12, 2007, between Pure Biofuels Corp., Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC.

10.4	Amendment, dated September 12, 2007, to the Employment Agreement dated June 22, 2007 between Pure Biofuels Corp. and Steven Magami.

10.5
Employment Agreement, dated June 22, 2007, by and between Pure Biofuels Corp. and Steven Magami (incorporated by reference from Exhibit 10.8 from the Quarterly Report on Form 10-QSB filed on August 14, 2007).

10.6	Stock Purchase Warrant, dated September 12, 2007, granted to Plainfield Peru II LLC.

10.7	Loan Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Palma Industrial S.A.C., Lenders and Plainfield Special Situations Master Fund Limited.

10.8	Note in the name of Palma Industrial S.A.C.

10.9	Note in the name of Pure Biofuels del Peru S.A.C.

10.10	Subsidiaries Guaranty by and among Pure Biofuels del Peru S.A.C. and Pure Biofuels Corp. in favor of Plainfield Special Situations Master Fund Limited.

10.11	Environmental Indemnity, dated as of September 10, 2007, by and between Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C., in favor of Plainfield Special Situations Master Fund Limited.

10.12	Service Agreement dated August 6, 2007, by and between Ocean Marine S.A.C. and Pure Biofuels Del Peru S.A.C.

10.13	Pledge Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Palma Industrial S.A.C., Lenders and Plainfield Special Situations Master Fund Limited.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOFUELS CORP.

Date: November 14, 2007	By:	/s/ Luis Goyzueta
Luis Goyzueta, CEO & Director

Date: November 14, 2007	By:	/s/ Gustavo Goyzueta
Gustavo Goyzueta, Chief Financial Officer