Form 10-K
period 2007-12-31
PURE BIOFUELS CORP
filed 2008-04-15
CIK 1283193

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 000-50903

Pure Biofuels Corp.
(Exact name of registrant as specified in its charter)

Delaware	47-0930829
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210
1-310-402-5916
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐                   Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 29, 2007) was approximately $44.8 million (based on 62,619,102 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 29, 2007 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.01 par value, was 77,687871 shares as of April 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Table of Contents

PURE BIOFUELS CORP.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under ‘‘Risk Factors’’.

PART I

Item 1. Business

Our Current Business

We are in the process of constructing a biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru (the “Callao Port Facility”). The Callao Port Facility is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year (“MMgy”). Approximately 6.5 million gallons of crude glycerin is also expected to be produced from the process.

On December 4, 2007, our subsidiary, Pure Biofuels Peru, S.A.C., completed the acquisition of all of the outstanding capital stock of Interpacific Oil S.A.S., a biodiesel processor with a 7.2 MMgy biodiesel facility (the “Interpacific Facility”), which the Company has expanded in order to achieve production capacity of 10 MMgy.

To date, we have not generated any revenues from the production, processing and distribution of biodiesel. We plan to commence processing, production and distribution of biodiesel upon completion of our proposed Callao Port Facility and the completion of the testing of the Interpacific Facility. We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility and an additional $400,000 to complete the testing of the Interpacific Facility. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. We are a development stage company and we anticipate that we will require additional time and financing before we generate any revenue. Once we have completed construction and testing of our proposed biodiesel processing plants, we intend to generate revenues through the sale of biodiesel and glycerin. We have already signed certain non-binding, pre-sale agreements with local Peruvian fuel distributors for the entire anticipated production from the Callao Port Facility and the Interpacific Facility.

Our business strategy is to generate revenues through the production, processing and distribution of biodiesel as an alternative fuel for freight and transportation fleets, marine, farming, rail and aviation industries, and other industrial uses. In addition, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us or at all.

Our management is a focused senior team of professionals with finance and project development expertise. We believe management has extensive experience and knowledge in the production of biodiesel and the renewable energy sector. In addition, management believes that our company has attracted a skilled team of advisors and contractors with significant experience in the field.

Within the renewable energy sector, our primary investment opportunities will involve clean fuels (primarily ethanol and biodiesel), enabling technologies and the cultivation, harvesting and processing of palm oil plant feedstock in low cost growing locations. From a strategic value perspective, our management believes a geographic focus in South America will be a key component to building scale.

Callao Port Biodiesel Processing Plant

Construction of our biodiesel processing plant near the Callao Port in Lima, Peru began in May 2007. If we obtain adequate financing, we expect to complete construction in the second quarter of 2008 and ramp up to full production capacity by the third quarter of 2008. We estimate that total capital costs (not including operating expenses) to complete construction of the plant and commence operations (not including approximately $50 million for working capital) will be approximately $22.3 million, as follows, $13.4 million of which was spent as of December 31, 2007:

Infrastructure / Activity	Cost
Tanks – 170,000 MT of storage (installed, including valves, piping, etc)	$7,800,000
Automation equipment	$1,100,000
Water treatment plant	$400,000
Civil works (including access road and other infrastructure)	$3,200,000
Underwater pipes	$2,400,000
Refinery (including reactors, piping and pumps)	$5,600,000
Services building (electrical substation, quality control laboratory, boilers, water softener etc.)	$600,000
Fire Security / Miscellaneous	$1,200,000
Total	$22,300,000

The Callao Port Facility is designed for continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year. In addition, we expect that the plant will produce approximately 6.5 million gallons of crude glycerin per year. The plant is located on company-owned land and part of the infrastructure includes tank farm, administration, control and maintenance buildings. Movement of bulk liquid materials between the wharf and the plant will be managed through pipelines.

Construction Phase

As of December 31, 2007, approximately 60% of the Callao Port Facility has been completed. Nearly all equipment acquisitions have been completed. Site construction and installation of process equipment are currently underway.

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

All tanks will comply with the relevant guidelines for product and utility distribution to, from and around the processing plant and will be located above ground in pipe racks. The pipelines to and from the Callao Port site that will carry feedstock, methanol, biodiesel and glycerin will also be above ground. Where necessary, these pipelines will be protected by the installation of guard rails. All pipelines will be signed and labeled. Construction personnel will be sourced locally and work under the supervision of experienced engineers and the construction supervisor.

Testing Phase

After completion of the facility, we can begin the testing phase. Testing of the facility will take approximately one month.

Production Phase

After the testing phase is complete, we will ramp the Callao Port Facility up to full production.

The Callao Port Facility is anticipated to operate 24 hours a day, every day. Access to the site will be controlled by a swipe-card security system. Approximately 15-20 personnel will be required to fill four shift rosters.

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

The Interpacific Facility

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facility ever constructed in Peru. In January 2008, we completed the expansion of the Interpacific Facility from 7.2 MMgy to 10 MMgy, making it one of the largest facilities in the region.

Testing Phase

The testing phase is expected to be completed by the second quarter of 2008.

Production Phase

If we obtain adequate financing, we currently anticipate that the Interpacific Facility will begin production in May 2008 and will reach full capacity by June 2008.

Principal Products

Overview

The production of biodiesel involves the transesterification of triglyceride oil (vegetable oil feedstock) with alcohol (methanol) in the presence of an alkaline catalyst (sodium hydroxide). Part of biodiesel’s appeal is its versatility, since the fatty acid used to produce the ester can come from a number of different sources.

Biodiesel can be distributed using infrastructure which is already in place. We anticipate that all of our production will be sold to local fuel distributors. Fuel stations are beginning to make biodiesel available to consumers, and a growing number of transport fleets use it as an additive in their fuel. Potential environmental concerns mainly involve the transport, storage and handling of the various hazardous materials used in the production of biodiesel, such as methanol and sodium hydroxide. Numerous controls will be in place to ensure the risks associated with these potential concerns are kept to a minimum.

Biodiesel

Biodiesel can be defined as “a diesel fuel obtained by the esterification of oil (triglycerides) derived from plants or animals” (International Fuel Standard Biodiesel). Esterification is the conversion of a compound into an ester by a reaction between an acid and an alcohol with the elimination of a molecule of water. In the production of biodiesel, triglycerides (organic fatty acids) are mixed with alcohol in the presence of a catalyst (sodium hydroxide) to produce biodiesel and glycerin. Although biodiesel can be run in any diesel engine as a neat fuel (B100), biodiesel is likely to be blended with diesel fuel for several reasons, such as:

1. higher production costs and lower production volume potential;
2. concerns that running on B100 can result in gelling problems in very cold weather; and
3. acceptance by many diesel engine manufacturers of a 20% blend (B-20).

Glycerin

Glycerin is a byproduct of producing soaps, fatty acids, and fatty esters from the triglycerides in vegetable oils and animal fats. Approximately 0.7 pounds of crude glycerin are produced for every gallon of biodiesel. The glycerin produced by transesterification is only about 50% pure. It contains a significant amount of contaminants including methanol, soap, and catalyst. It is relatively easy to raise the purity level of the crude glycerol to 80% - 90% but more difficult and expensive to raise the purity level above 90%. The market price for crude gylcerin is approximately $0.50 per gallon.

Glycerin is a very common industrial chemical with a multitude of uses. It is found in baby care products, embalming fluids used by morticians, glues and in explosives and throat lozenges and in suppositories (Glycerin - A Key Cosmetic Ingredient, Edited by E. Jungermann and N.O.V. Sonntag, Marcel Dekker, Inc., New York, 1991). The principal uses of glycerin include food products, cosmetics, toiletries, toothpaste, explosives, drugs, animal feed, plasticizers, tobacco, and emulsifiers.

Prices for pure glycerol have varied from $0.50 to $1.50/lb over the past several years. The disposition of the glycerin is an important element of biodiesel profitability. However, it should be noted that these prices are based on glycerol that is at least 99.7% pure, which we do not expect to produce in the near term.

Sources and Availability of Raw Materials

Palm Oil and Soy Oil

We expect to obtain vegetable palm oil from SEMPALMA and Proyecto Especial Altomayo, both in Peru, and Frutera Varfa in Costa Rica. In addition, we have a non-binding letter of intent with a subsidiary of Cargill to supply us with soy oil. There is no assurance that we will enter into a biding agreement with the Cargill subsidiary for the supply of soy oil. However, we do not have binding contracts for the supply of palm oil so availability may be limited or more expensive than we anticipate.

Our current plan is to plant and harvest our own palm oil in the future. We have the right to purchase 60,000 hectares of land in the Peruvian Amazon from the Peruvian government. In addition, we expect to complete the purchase of 14,000 hectares in the Peruvian Amazon from a third party during the second quarter of 2008. We expect to plant the palm nursery after we acquire the necessary land. We do not expect to be able to grow and harvest our own palm until at least 2011. In addition, we intend to cultivate a jatropha nursery, which can be planted and harvested in less time than palm. We currently do not own or lease any land on which to plant the jatropha. There can be no assurance that we will be able to acquire appropriate land for the jatropha nursery or that our efforts to cultivate and harvest jatropha will be successful.

Reagents

The most common method of producing biodiesel is to combine vegetable oil with methanol in the presence of a catalyst (J.Sheehan, V. Camobreco, J. Duffield, M. Graboski, and H. Shapouri, Life Cycle Inventory of Biodiesel and Petroleum Diesel for Use in an Urban Bus: Final Report, NREL/SR-580-24089 (Golden, CO: National Renewable Energy Laboratory)). The catalyst that we intend to use in our operations is sodium hydroxide. Sodium hydroxide, which is commonly referred to as lye or caustic soda, is the same chemical used to unclog kitchen and bathroom drains and can be purchased at an average price of $1.85/kg bulk rate.

Methanol is the most common alcohol used to process biodiesel due to cost, availability, and ease of use. Methanol is a colorless, odorless and nearly tasteless alcohol with the simplest chemical structure of all the alcohols. Most of the world’s methanol is being produced using natural gas as a feedstock, however, there is growing interest in the production of methanol from renewable biomass resources.

We believe we will be able to obtain the requisite amount of sodium hydroxide and methanol at prevailing market prices but we may not be able to do so.

Distribution Method

Peruvian law requires that we delegate full responsibility for distribution and sale of our biodiesel product to one or more distributors. Therefore, initially, we intend to sell all of our biodiesel to Peruvian distributors, of which there are approximately eight. Currently, we do not have any binding agreements with any distributors to buy our biodiesel.

Using distributors rather than direct sales and delivery to fleet customers will reduce the gross profit margin available to our company, however, this there are contributions and services that quality distributor partners can provide, including:

•	ownership and operation of strategically located fuel storage and refueling infrastructure including both retail and card lock stations;
•	the ability to add blending infrastructure with relatively low cost and complexity;
•	possession of existing permits, zoning approvals and licenses to store and dispense petroleum based fuels and fuel blends;
•	relationships with significant fuel users and an understanding of how to prioritize and market to high priority fleet targets;
•	understanding the local competitive environment and development of competitive strategies; and
•	extending trade credit to fuel users and bearing of the related credit risk.

Government Support of Biodiesel

Government officials in Peru have publicly announced their support for biodiesel and other renewable energy sources. In 2007, a mandate was approved in Peru, which states that starting in 2009, all diesel sold in Peru must be a B2 blend diesel (2% biodiesel). By 2011, the mandate will shift from B2 to B5 (5% biodiesel).

Cost of Compliance with Environmental Laws

The cost of compliance with environmental and safety regulations is not anticipated to materially affect our financial results. Neither the Callao Port Facility nor the Interpacific Facility is exepected to produce any effluents or have any smoke stacks and all equipment is expected to be fire proof and explosion proof. In addition, modern fire suppression systems is expected to be installed in order to be eligible for insurance and to protect the safety of all employees.

Major Customers

Since we are not operational, we have no customers.  Once our facilities produce biodiesel, we anticipate that our major customers will be the principal fuel distributors in Peru.  Due to rising international biodiesel prices, we anticipate exporting part of our production to fuel distributors based in the United States and Europe

Competition

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

We are a development stage company that plans to engage exclusively in the production, processing and distribution of biodiesel. We have not yet completed the construction of our proposed Callao Port Facility, have not commenced operations at the Interpacific Facility and have no revenue from operations. As a result, we may have difficulty competing with larger, established biodiesel producing companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The technologies for producing and processing biodiesel and approaches for commercializing those technologies are evolving. Technological developments may result in our products and/or processes becoming obsolete before we recover a significant portion of any capital expenditures that we may incur. If we are unable to complete our proposed biodiesel production plant, and commence production and processing of our products before our competitors, we will be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive products or technologies that may be developed from our competitors in the future.

Employees

As of December 31, 2007, we had 28 full time employees.

Upon completion of the Callao Port Facility and the Interpacific facility, we expect that we will have 70 full time employees. The new employees post-construction will consist of plant operators and quality control personnel.

Corporate Information

We were incorporated pursuant to the laws of the State of Nevada on October 2, 2003 and commenced operations commensurate with the acquisition of Metasun Software Corp. on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our former president, by issuing a $10,000 promissory note, at the rate of prime plus 2% and due on demand. The acquisition was accounted for as a reverse takeover. Effective January 12, 2005, our issued and outstanding common shares were split on a 5.332687957 for one (1) basis. Effective August 7, 2006, we effected a one and one-quarter (1.25) for one (1) forward stock split of our authorized, issued and outstanding common stock. In addition, effective August 7, 2006, we completed a merger with our subsidiary, Pure Biofuels Corp., which we incorporated solely to effect a change of name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” We changed our name in connection with a share exchange agreement dated July 26, 2006, as amended August 31, 2006, among our company, Pure Biofuels del Peru SAC, the shareholders of Pure Biofuels Peru and Luis Goyzueta, President of Pure Biofuels Peru. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Pure Biofuels Peru in exchange for the issuance by our company of approximately 30,000,000 common shares. The closing of the transactions contemplated by the share exchange agreement and the acquisition of all of the issued and outstanding shares of Pure Biofuels Peru occurred on September 15, 2006. As at the closing date, the former shareholders of Pure Biofuels Peru held approximately 54.5% of the issued and outstanding common shares of our company. The acquisition of Pure Biofuels Peru is deemed to be a reverse acquisition for accounting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company began filing annual and quarterly reports based on the December 31 year end of Pure Biofuels Peru. Such financial statements depict the operating results of Pure Biofuels Peru, including the acquisition of our company, from September 15, 2006. Our principal office is located at 9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA. Our telephone number is (310) 402-5916. The operations office for our Peruvian subsidiary is located at Av. Canaval y Moreyra 380, Of 402, San Isidro, Lima, Peru.

Website Posting of SEC Filings
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website and can be accessed by clicking on the “Investor Relations/ Financial Information” tab. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors

We have identified certain risk factors that apply to us. You should carefully consider each of the following risk factors and all of the other information included in this Form 10-K. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.

Risks Related To Our Business

We have no operating history on which to base an evaluation of our business. There can be no assurance that we will be able to complete the construction of our proposed biodiesel processing plant on schedule or at all, and therefore we may never realize any revenues.

We are a recently incorporated development stage company with no operating results to date. As we have no operating history, we cannot evaluate our financial performance as of the date hereof. Our ability to continue our operations is dependent on our obtaining financing through the incurrence of additional debt or the sale of our equity securities. We anticipate that we will incur increased operating costs without realizing any revenues until the construction of our proposed biodiesel processing plant is completed, which we expect to occur in the second quarter of 2008. For the year ended December 31, 2007, we incurred approximately $13.4 million of capital expenditures and approximately $10.0 million in operating expenses for the construction of the Callao Port Facility and approximately $3.8 million of capital expenditures for the acquisition and expansion of the Interpacific Facility. We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility. In addition, we will require an additional $54.0 million in working capital for the operation of our biodiesel facilities. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our proposed biodiesel processing plant, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. There is no assurance that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We will require significant amounts of additional financing in order to complete construction and commence operations at our biodiesel facilitates. There can be no assurances that we will be able to secure such financing on terms that are favorable to us or at all.

We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility. In addition, we will require an additional $54.0 million in working capital for the operation of our biodiesel facilities. Pursuant to the terms of our Loan Agreement, we are required to use the proceeds from any equity or debt financing to repay our borrowings and accrued interest under the Loan Agreement. In order to use the proceeds of a financing for any other purpose, we are required to obtain the consent of Plainfield. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. If we are unable to secure additional financing, we will be unable to commence operations and will be unable to service our debt as it becomes due.

The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until our proposed biodiesel processing plant is completed and we obtain working capital financing. As a result, we fund our operations by raising equity and debt financing. There can be no assurance that we will be able to obtain the financing we require, or obtain such financing on terms that are commercially viable for us. These circumstances raise substantial doubt about our ability to continue as a going concern.

The cost of construction for our proposed Callao Port Facility could increase and, if an increase occurs, our reserves may be depleted and the additional debt or equity capital that may be required could delay and diminish our profitability and decrease the value of your investment in our company.

Our budget contemplates construction of the Callao Port Facility and storage terminal at an estimated cost of $22.3 million. Our financial plan is based on this estimated cost, plus the cost of site acquisition and improvements, an administrative building, start-up and development costs and reserves estimated at approximately $11.6 million, resulting in total estimated capital requirements of $33.9 million. If the cost to design and construct our proposed biodiesel processing plant or other costs increase due to economic factors, design modifications, construction delays or cost overruns, the total cost of our project and the capital required could increase, perhaps significantly. In such an event, our profitability and ultimately the financial condition of our company will be adversely affected.

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

Our future growth is dependent upon strategic relationships with existing petroleum distributors and feedstock suppliers. If we are unable to establish and maintain such relationships, our future business prospects could be significantly limited.

Our future growth will generally be dependent on relationships with third parties, including alliances with petroleum distributors and feedstock suppliers. We must be successful in establishing and maintaining strategic distribution and feedstock collection alliances with third parties. These third parties may not regard their relationship with us as important to their own business and operations, and there is no assurance that they will not reassess their commitment to our business in the future or that they will not develop products and services that compete with ours. Furthermore, these third parties may not perform their obligations as agreed. In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected.

We plan to grow very rapidly, which may place strains on our management team and other company resources.

We plan to grow rapidly and significantly expand our operations. This growth may place a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes. We have a short operating history and have not completed the implementation of sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties. To manage the expected growth of our operations and personnel, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, management may be unable to hire, train, retain, motivate and manage required personnel and our management may be unable to successfully identify, manage and exploit existing and potential market opportunities. As a result, our business and financial condition may be adversely affected.

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

We are dependent on a limited source of supply of oil bearing crops while we are developing our own feedstock plantations.

Our expected main source of supply of oil bearing crops will be one supplier based in Central America and two in Peru. We do not have a binding contract with any suppliers. If any of these sources becomes unavailable for a period of time before our plantations become available, which we expect to be at least three years in the future, there could be potential shut downs of the plant due to the lack of access to raw materials.

Potential risks and key sustainability issues relating to biodiesel may reduce the demand for biodiesel and reduce our future revenue.

The United Nations reports that a rapid increase in liquid biofuel production will place significant stress on land and water resources at a time when global demand for food and forest products is already growing rapidly. If biofuel crop production drives additional deforestation, as appears to be the case with palm oil demand in Southeast Asia, bioenergy might not result in greenhouse gas reductions relative to fossil fuels. Furthermore, creating biofuels favors large-scale production, and the use of mono-cropping could lead to biodiversity loss, soil erosion and nutrient leaching. Additional negative reports regarding the production of biodiesel may reduce the demand for biodiesel and reduce our future revenue.

A significant decline in the price of oil could cause our business to lose customers or render our operations unprofitable.

Our success is dependent, in part, on the current high price of oil. A significant decline in the price of oil will have a direct negative impact on our financial performance.

There are risks associated with conducting our business operations in Peru, including political and social unrest.

Our biodiesel processing plants will be located in Peru and, accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S. Peru is a developing country that has experienced political, social and economic difficulties similar to other developing countries. Our operations could be affected in varying degrees by political instability, social unrest and changes in government regulation relating to foreign investment and the biofuel industry. Operations may also be affected in varying degrees by possible terrorism, military conflict, crime, fluctuations in currency rates and high inflation. In addition, Peru has, in the past, nationalized private businesses. There can be no assurance that the government of Peru will not nationalize our business and our assets in the future. Our operations could be adversely affected by political, social and economic unrest in Peru.

We will depend on key service providers for assistance and expertise in beginning operations and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success.

We must maintain relationships with several key providers for contracting, consulting and other services. Upon completion of our biodiesel processing plants, we will need to secure transportation and utility services, ensuring environmental compliance and obtaining required permits, contracting for feedstock supplies and, eventually, marketing our biodiesel. If we should fail to maintain our relationship with any of these key providers, or if any of these providers should fail to perform, we would be forced to locate and retain alternative providers. As a consequence, due to the critical nature of these services, the commencement and continuation of our operations could be very seriously delayed, our start-up expenses could be significantly increased and our business could be greatly harmed, even to the point of failure of our company.

Defects in the construction or performance of our proposed biodiesel processing plants could result in a reduction in our revenues and profitability and in the value of your investment in our company.

We anticipate that the construction of our proposed biodiesel processing plants will contain warranties with respect to materials and workmanship and assurances that the plants will operate at design capacity. However, defects in the construction or performance of the plants could occur and there is no assurance that we will be able to correct any problems that do in fact occur. If defects delay the construction or hinder the operations of the plants, our operations, revenues, profitability and the value of your investment in our company could be materially adversely affected. If defects require a lengthy or permanent discontinuance of production, the value of your investment could be reduced or lost.

Our business will not be diversified because we will be primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

We expect our business to consist primarily of biodiesel production and sales and, to a lesser extent, the sale of glycerin. We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell biodiesel and glycerin, or if the markets for such products decline. Our proposed biodiesel processing plant will not have the ability to produce any other products. Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the biodiesel industry.

Our financial results will be vulnerable to commodity price risk for our feedstock supplies and market prices for the biodiesel that we produce.

The cost that we incur for our supplies of vegetable oil feedstock and rendered animal fats and the market prices for the biodiesel that we produce and sell will have a major impact on our financial results and profitability. Feedstock inputs, which comprise a major portion of our operating expenses, do not have a direct price relationship to the price of biodiesel in the marketplace. For an operating biodiesel plant, falling biodiesel prices, coupled with a rise in feedstock prices, can result in significant reductions in cash flow and profitability. These prices will change based on available supplies, the supply and market prices for alternative products and other market factors. For instance, increased supplies of biodiesel may lead to lower prices for biodiesel, regardless of the price of feedstocks. In addition, increased production of biodiesel could result in increased demand for feedstocks, resulting in higher operating costs and lower profitability. There can be no assurance as to the price of these commodities in the future, and any increase in feedstock prices or decrease in the price of biodiesel would adversely affect our financial condition.

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

In addition to general economic conditions, market fluctuations and commodity prices, significant increases in operating costs could adversely affect our company due to numerous factors, many of which are beyond our control. These increases could arise for several reasons, such as:

o	higher prices for feedstocks, animal fats and other biodiesel resources (as discussed above);

o	increased costs for electricity, water and other utilities;

o	higher transportation costs for required feedstocks and for our biodiesel products due to rising fuel costs and greater demands on truck and rail transportation services; and

o	rising labor costs, particularly if any labor shortage should occur.

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

The geographic concentration of our properties in Peru and adjacent waters means that some or all of our properties could be affected by the same event should that region, for example, experience:

o	severe weather (such as the effects of “El Nino”, which can cause excessive rainfall and flooding in Peru);

o	delays or decreases in production, the availability of equipment, facilities or services;

o	delays or decreases in the availability of capacity to transport, gather or process production; or

o	changes in the regulatory environment.

There are several agreements and relationships that remain to be implemented which are critical to our operations, expenses and profitability.

We have several agreements, documents and relationships that remain to be implemented before we can develop and construct our proposed biodiesel processing plant and commence operations. In some cases, the parties with whom we would need to establish a relationship have yet to be identified. Examples include agreements for equity financing, contracts with utilities, contracts to supply palm oil, contracts to sell our production and agreements with numerous consultants. Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the construction of our proposed biodiesel processing plant and the commencement of our operations could be delayed, our expenses could be increased and our profitability could be adversely affected and the value of your investment could decline.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to commence operations in a timely manner.

Our construction timetable assumes the construction of our plant in the second quarter of 2008 and the commencement of full production capabilities by the third quarter of 2008. We could incur delays in the construction of our proposed biodiesel processing plant if we need to change the site for the plant due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, defects in materials or workmanship or other causes. In addition, the availability of financing, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards biofuel or our plant could result in delays in our timetable for construction and commencement of operations. Any such delays will adversely affect our ability to commence operations and generate revenue.

Our business is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our company.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Peru or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may have a negative impact on our operations.

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

We are highly dependent upon our management personnel such as Luis Goyzueta, Steve Magami, Alberto Pinto and Gustavo Goyzueta because of their experience in the alternative energy industry and specifically with biodiesel and related products. The loss of the services of one or more of these individuals may impair management’s ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Most of our assets and some of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, the main operating section of our business is located in Lima, Peru. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, some of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile and subject to wide fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

o
dilution caused by our issuance of additional shares of common stock and other forms of equity securities which we expect to make in connection with future capital financings to fund our operations and growth and to attract and retain valuable personnel;

o	announcements of acquisitions of new plants, material expansions or other business initiatives by our competitors;

o	changes in the market for biodiesel and/or in the capital markets generally; and

o	changes in the social, political and/or legal climate in the region in which we operate.

 In addition, the market price of our common stock could be subject to wide fluctuations in response to:

o	quarterly variations in our revenues and operating expenses;

o	changes in the valuation of similarly situated companies, both in our industry and in other industries;

o	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

o	changes in the accounting methods used in or otherwise affecting our industry;

o	additions and departures of key personnel;

o	announcements of technological innovations or new products available to the biodiesel industry; and

o	fluctuations in interest rates, exchange rates and the availability of capital in the capital markets.

These and other factors are largely beyond our control, and the impact of these risks, singularly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operation and financial condition.

The number of issued and outstanding warrants, options and convertible securities poses the risk of dilution of ownership and voting power of our existing stockholders.

As of April 15, 2008, we had issued and outstanding warrants to purchase 61,986,348 shares of common stock. We also have outstanding stock options to purchase 14,000,000 shares of common stock and $15.61 million aggregate principal amount of notes convertible into 52,033,333 shares of common stock. If a substantial portion or all of these securities are exercised for or are converted into stock, such conversion or exercise would cause a reduction in the proportionate ownership and voting power of all current stockholders.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

As of April 15, 2008, affiliates of Plainfield owned (1) 11,650,000 shares of our common stock; (2) warrants exercisable into 56,938,245 shares of our common stock at an average exercise price of approximately $0.30 per share and (3) $15.61 million aggregate principal amount of notes convertible into 52,033,333 shares of our common stock at a conversion price of $0.30. On a fully diluted basis, affiliates of Plainfield control in excess of 50% of our common stock. Plainfield is also the sole lender and administrative agent under our $20,000,000 Loan Agreement. In addition, two of our five current directors, including the Chairman of the Board, are affiliates of Plainfield and Plainfield has the right to designate up to a total of three directors to our Board of Directors.

Our officers and directors control approximately 17% of our outstanding common stock. If Plainfield and our officers and directors act together as stockholders, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. We are currently restricted from paying dividends under the terms of our debt financings.

Our management team does not have extensive experience in public company matters.

Our management team has had limited public company management experience, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

We have debt obligations which we may not be able to service.

On September 12, 2007, we, as guarantor, entered into a $20,000,000 Loan Agreement, or the Loan Agreement, with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, various lenders and Plainfield Special Situations Master Fund Limited, or PSSM, as Administrative Agent. Our initial borrowings under the Loan Agreement were $5,000,000. We have subsequently borrowed the entire amount of the loan. If we do not secure additional financing, we will be unable to pay the interest on our borrowings under the Loan Agreement as it becomes due and will be in default under the terms of the Loan Agreement.

Also on September 12, 2007, we entered into a securities purchase agreement, or the Purchase Agreement, with PSSM, Plainfield Peru I LLC, or LLC I, and Plainfield Peru II LLC, or LLC II, and together with LLC I, Plainfield, pursuant to which we agreed to sell to Plainfield (1) 11,000,000 shares of common stock, or the Shares, (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, or the Original Notes, and (3) warrants, or the Warrants, and together with the Shares and the Notes, the Securities, to purchase up to 56,938,245 shares of common stock.

On March 26, 2008, we entered into a first amendment to the Purchase Agreement, or the Amended Purchase Agreement, pursuant to which we agreed to sell to Plainfield $5,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, or the Additional Notes, and, together with the Original Notes, the Notes. The terms of the Additional Notes are substantially the same as the Original Notes except for the conversion price as described below.

We will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, we are obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012, or the Maturity Date, provided, however, that we may, at our option, elect to pay interest on the Notes (1) entirely in cash, or (2) entirely by issuing additional Notes with an effective interest rate of 12%, or PIK Interest. The first payment of interest was paid in PIK Interest.

The Original Notes were initially convertible into 16,666,667 shares of common stock at the option of the holder of the Original Notes at any time on or prior to September 12, 2012, at a conversion price of $0.60 per share. The Additional Notes are initially convertible into 16,666,667 shares of common stock at the option of the holder of the Additional Notes at any time on or prior to September 12, 2007 at a conversion price of $0.30 per shares. Concurrent with the issuance of the Additional Notes, pursuant to the terms of the Amended Purchase Agreement, the conversion price of the Original Notes and $610,000 aggregate principal amount of PIK Interest Notes issued on March 15, 2008 as payment of interest on the Original Notes, was adjusted to $0.30.

Upon the completion of the transactions described above, Plainfield holds $15,610,000 aggregate principal amount of Notes convertible into 52,033,333 shares of the Company’s common stock at a conversion price of $0.30. If an event of default were to occur under the terms of the Notes, the Notes would become immediately due and payable. If we do not secure additional financing, we would not be able to pay the principal amount of the Notes if they become due.

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

We typically raise equity and debt financing in U.S. dollars. Recently, the value of the U.S. dollar has decreased against other currencies including the euro and the Peruvian Nuevos Soles, or PEN. Many of our expenses in building our facility are denominated in euros and PENs which has increased the overall cost of construction. The PEN is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. Trends in sales, expense and profits may experience significant fluctuations as the rate of exchange between the PEN and the U.S. dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the PEN against the U.S. dollar will have on our results of operations and financial condition.

We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. We cannot guarantee that we will enter into hedging transactions in the future, or, if we do, that these transactions will successfully protect us against currency fluctuations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report of such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applies to us beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007. In addition, in the future, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Our ability to take certain actions may be restricted by the terms of our indebtedness.

The covenants in our debt documents may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants limit or restrict our ability and the ability of our subsidiaries, under certain circumstances, to:

o	incur additional debt;

o	pay dividends and make distributions;

o	repurchase our common stock or subordinated indebtedness prior to maturity;

o	make certain investments;

o	create liens on our assets;

o	transfer or sell our assets;

o	enter into transactions with our affiliates;

o	issue or sell stock of our subsidiaries; or

o	merge or consolidate.

These restrictions may significantly impede our ability to take advantage of business opportunities as they arise, grow our business or compete effectively.

Nevada law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our amended and restated articles of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

• the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

• the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

• the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders' meeting;

• the ability of the board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

• our board of directors will be able to alter our bylaws without obtaining stockholder approval.

In addition, because we are incorporated in Nevada, we are governed by the provisions of Sections 78-411 through 78-444 of the Nevada Revised Statutes. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated articles of incorporation, bylaws and under Nevada law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions.

Item 1B. Unresolved Staff Comments

As of the date of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Properties

We are proposing to construct and operate a biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru. The plant is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year.  This land is mortgaged pursuant to the Loan Agreement.

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was the first biodiesel production facility ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 MMgy to 10 MMgy, making it one of the largest facilities in the region.

In January 2008, Pure Biofuels del Peru signed an agreement to acquire 14,000 hectares of land near the city of Pucallpa in central Peru for the cultivation of African Palm to produce palm oil to provide feedstock for its biodiesel production facilities on the coast near Lima. . We expect to complete this purchase and plant the palm nursery in 2008. We do not expect to be able to grow and harvest our own palm until 2011

In addition, we have the right to purchase 60,000 hectares of land in the Peruvian Amazon from the Peruvian government. No timetable has been set when, or if, we will acquire this land.

In addition, we intend to cultivate a jatropha nursery, which can be planted and harvested in less time than palm. We currently do not own or lease any land on which to plant the jatropha. There can be no assurance that we will be able to acquire appropriate land for the jatropha nursery or that our efforts to cultivate and harvest jatropha will be successful.

Item 3. Legal Proceedings

We are, from time to time, parties to various legal proceedings arising out of our business. We believe, however, that there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

On November 19, 2007, we held a special meeting of stockholders. There were present in person or by proxy at the special meeting 62,590,559 shares out of 74,669,769 shares of common stock. The matters voted upon and the results of such vote were as follows:

1. To amend and restate the Company’s Articles of Incorporation to: (1) increase the number of authorized shares of common stock, par value $0.001, or the Common Stock, of the Company from 93,750,000 shares to 250,000,000 shares, (2) authorize 1,000,000 shares of preferred stock, par value $0.001, or the Preferred Stock, of the Company, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors from time to time, (3) revise the purpose of the Company to engage in any lawful act under the corporate law of the State of Nevada, (4) delete provisions regarding Board of Director terms and vacancies because these provisions are addressed in the Company’s bylaws, (5) clarify indemnification provisions for directors and officers, (6) revise provisions regarding adoption of the Company’s bylaws, (7) delete provisions regarding stockholder meetings and actions because these provisions are addressed in the Company’s bylaws, and (8) delete Article 15:

For	Against	Abstain
37,755,748	56,650	114

2.  To amend and restate the Company’s 2006 Stock Option and Award Plan to, among other things, increase the number of shares authorized under the plan from 18,000,000 to 21,000,000 and expand the types of awards that may be granted under the plan (the “Amended Stock Option Plan Proposal”):

For	Against	Abstain
37,753,848	58,550	114

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were quoted for trading on the OTCBB on November 12, 2004 under the symbol “MESU.OB”. Our common shares did not trade between November 12, 2004 and August 9, 2006. On August 7, 2006, our symbol changed to “PBOF.OB” in connection with our name change.

The high and low bid prices of our common stock for the periods indicated below, as reported on Yahoo Finance, are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2007	$0.84	$0.42
September 30, 2007	$1.08	$0.46
June 30, 2007	$1.19	$0.84
March 31, 2007	$1.65	$0.88
December 31, 2006	$2.03	$0.78
September 30, 2006	$2.45	$1.22
June 30, 2006	No trades	No trades
March 31, 2006	No trades	No trades

 1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On April 8, 2008, the shareholders' list of our common shares showed 143 registered shareholders and 77,687,871 shares outstanding.

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2007 which were not previously disclosed in our Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividend in the foreseeable future.

Equity Compensation Plan Information

As at December 31, 2007 we have one compensation plan in place, entitled 2006 Stock Option and Award Plan. This plan was approved by our security holders on November 19, 2007.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
21,000,000	$0.60	7,000,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This section should be read in conjunction with ‘‘Cautionary Statements’’ and ‘‘Risk Factors’’ in Item 1A of Part I, and Item 8 of Part II, ‘‘Consolidated Financial Statements and Supplementary Data.’’ The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

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

We plan to engage in the business of producing, processing and distributing biodiesel, and related products, as an alternative fuel for freight and transportation plants and the marine, farming, rail and aviation industries.

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

We intend to construct and operate a 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru and a 10.0 million gallon biodiesel production plant that we acquired from Interpacific Oil on December 4, 2007. Currently, we are a development stage company with no revenues from operations. To date, our efforts have been devoted principally to developing plans for the construction of the plant, engaging service providers and related activities. We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility and an additional $400,000 to complete testing of the Interpacific Facility. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all.

In addition, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us or at all.

The Callao Port Facility will have a design capacity of approximately 52.5 million gallons of biodiesel per year. In addition, we expect the plant will produce approximately 6.5 million gallons of crude glycerin each year. The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facility ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 MMgy to 10 MMgy, making it one of the largest facilities in the region.

We will not generate revenue until we complete construction of our plant and begin production, which we are targeting for the second quarter of 2008.

Capital Resources

Callao Port Facility
Construction of our biodiesel processing plant near the Callao Port in Lima, Peru began in May 2007. If we obtain adequate financing, we expect to complete construction in the second quarter of 2008 and ramp up to full production capacity by the third quarter of 2008. We estimate that total capital costs (not including operating expenses) to complete construction of the plant and commence operations (not including approximately $50 million for working capital) will be approximately $22.3 million, as follows, $11.7 million of which was spent as of December 31, 2007:

Infrastructure / Activity	Cost
Tanks – 170,000 MT of storage (installed, including valves, piping, etc)	$7,800,000
Automation equipment	$1,100,000
Water treatment plant	$400,000
Civil works (including access road and other infrastructure)	$3,200,000
Underwater pipes	$2,400,000
Refinery (including reactors, piping and pumps)	$5,600,000
Services building (electrical substation, quality control laboratory, boilers, water softener etc.)	$600,000
Fire Security / Miscellaneous	$1,200,000
Total	$22,300,000

Interpacific Facility
On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facility ever constructed in Peru. In January 2008, we completed the expansion of the Interpacific Facility from 7.2 MMgy to 10 MMgy, making it one of the largest facilities in the region. The testing phase is expected to be completed by the second quarter of 2008. We estimate that we will require approximate $400,000 to complete testing of the Interpacific plant and commence production. We currently anticipate that the Interpacific Facility will begin production in May 2008 and will reach full capacity by June 2008.

Employees

As of December 31, 2007, we had 28 full time employees.

Upon completion of the Callao Port Facility and the Interpacific facility, we expect that we will have 70 full time employees. The new employees post-construction will consist of plant operators and quality control personnel.

We estimate that our employee and consultant compensation expenses for the twelve months ended December 31, 2008 will be approximately $4.2 million. These costs will primarily consist of wages and consulting contracts for hired professionals.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully complete construction of our Callao Port Facility and complete testing of our Interpacific Facility. We also need to obtain adequate financing for working capital. We cannot predict whether or when this may happen and this causes uncertainty with respect to the continuation and growth of our company and our ability to generate revenues.

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We anticipate that we will need an additional $ 63.3 million in financing in order to complete the Callao Port and Interpacific Facilities and commence production. This amount includes working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility and an additional $400,000 to complete testing of the Interpacific Facility. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of our company and our subsidiaries, Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C. All intercompany transactions and balances have been eliminated. We are a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. Our fiscal year end is December 31.

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

Stock-based Compensation

On April 27, 2007, our board of directors amended and restated our stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables us to grant options to employees, including our officers and directors, and our subsidiaries and other persons who contribute to our success.  The board of directors will administer the Plan. The Plan is subject to shareholder approval, which was obtained on November 19, 2007. We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

We issued 14,000,000 stock options to employees and directors during the year ended December 31, 2007. The fair values of employee stock options are calculated using the Black-Scholes option-pricing model. We recognized $3,597,594 in share-based compensation expense for the year ended December 31, 2007. During the year ended December 31, 2007, we re-priced these options reducing the exercise price from $0.98 to $0.60. The above mentioned expense includes the effect of the re-pricing.

Recent Accounting Pronouncements

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management does not expect the adoption of EITF 07-3 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Consolidated Financial Statements and Supplementary Data

Pure Biofuels Corp. and Subsidiaries
Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Contents

Page

Report of Independent Registered Public Accounting Firm

Report on 2007 consolidated financial statements	F-1

Report on 2006 consolidated financial statements	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Other Comprehensive Loss for the year ended December 31, 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2006 and for the period from May 10, 2006 (date of inception) to December 31, 2007
F-4

Consolidated Statement of Stockholders' Equity for the period from May 10, 2006 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2006 and for the period from May 10, 2006 (date of inception) to December 31, 2007
F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Pure Biofuels Corp.

We have audited the accompanying consolidated balance sheet of Pure Biofuels Corp. (a Nevada corporation and a development stage company) and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the year then ended and for the period from May 10, 2006 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Pure Biofuels Corp. as of December 31, 2006, were audited by other auditors whose report dated March 19, 2007, on those statements included an explanatory paragraph that described the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated which was discussed in Note 1 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Biofuels Corp. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
April 8, 2008

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

DALE MATHESON CARR-HILTON LABONTE LLP
“DMCL” CHARTERED ACCOUNTANTS
Vancouver, Canada
March 19, 2007

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,991,104	$1,261,974
Restricted cash	740,376	-
Other receivables	328,644	-
Prepaid expenses and other assets	516,406	52,004
TOTAL CURRENT ASSETS	4,576,530	1,313,978

VAT RECEIVABLE	2,613,496	192,766
PREPAYMENT FOR EQUIPMENT PURCHASE	174,276	-
PROPERTY PLANT AND EQUIPMENT, net	15,842,898	4,020,837
DEBT ISSUANCE COSTS, net	3,926,340	-
GOODWILL	1,337,288	-
DEPOSIT FOR ACQUISITION OF IMMOBILIARIA ALPHA	199,867	-
TOTAL ASSETS	$28,670,695	$5,527,581

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,918,980	$258,432
Due to prior sharholders of Interpacific Oil	996,667	-
Due to related parties	208,638	97,813
Current portion of long term debt	-	600,000
Convertible promissory note	60,000	-

TOTAL CURRENT LIABILITIES	3,184,285	956,245

LONG TERM DEBT, net of current portion	-	600,000
CONVERTIBLE NOTES, net of debt discount of $9,397,920	602,080	-
LINE OF CREDIT	16,400,000	-
TOTAL LIABILITIES	20,186,365	1,556,245

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued
Common stock; $0.001 par value; 250,000,000 shares
authorized; 75,319,769 and 62,132,419 shares issued and outstanding	75,320	62,132
Additional paid-in capital	30,487,037	4,888,538
Subscriptions received in advance	-	96,277
Accumulated other comprehensive loss	(199,791)	-
Deficit accumulated during the development stage	(21,878,236)	(1,075,611)

TOTAL STOCKHOLDERS' EQUITY	8,484,330	3,971,336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,670,695	$5,527,581

The accompanying notes are an integral part of these consolidated financial statements
See report of independent registered public accounting firm.

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007

	For the	For the period	For the period
	Year Ended	from May 10, 2006	from May 10, 2006
	December 31,	(date of inception)	(date of inception)
	2007	to December 31, 2006	to December 31, 2007

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Consulting fees	1,360,976	617,320	1,978,296
General and administrative	1,289,228	161,905	1,451,133
Professional fees	2,356,598	66,239	2,422,837
Wages	4,997,599	230,147	5,227,746

TOTAL OPERATING EXPENSES	10,004,401	1,075,611	11,080,012

LOSS FROM OPERATIONS	(10,004,401)	(1,075,611)	(11,080,012)

OTHER INCOME (EXPENSES):
Interest and financing costs	(11,354,186)	-	(11,354,186)
Other	(12,135)	-	(12,135)
Decrease in accrued derivative liability	4,624,623	-	4,624,623
Amortization of debt discounts and debt issuance costs	(4,852,219)	-	(4,852,219)
Foreign currency transaction gain	795,693	-	795,693

TOTAL OTHER EXPENSE	(10,798,224)	-	(10,798,224)

LOSS BEFORE PROVISION FOR INCOME TAXES	(20,802,625)	(1,075,611)	(21,878,236)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(20,802,625)	$(1,075,611)	$(21,878,236)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(199,791)	-	(199,791)

COMPREHENSIVE LOSS	$(21,002,416)	$(1,075,611)	$(22,078,027)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.31)	$(0.03)	$(0.41)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	66,254,361	32,247,553	52,933,437

The accompanying notes are an integral part of these consolidated financial statements
See report of independent registered public accounting firm.

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	In Advance	Loss	Stage	Equity

Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adustment for change in par value		(303)	303				-
Recapitalization transactions							-
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626				1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912				-
Recapitalization Adjustment	29,999,970	29,999	(210,526)				(180,527)
Shares acquired by legal parent	(1,000)	(1)					(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306				2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573				320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344				303,749
Finders fee			(195,000)				(195,000)
Subscriptions received in advance				96,277			96,277
Net loss						(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	62,132	4,888,538	96,277	-	(1,075,611)	3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-		3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-		212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-		507,647	-	-	-	507,647
Beneficial converstion feature associated with convertible debentures	-		507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-		390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-		54,958	-	-	-	54,958
Estimated liquidated damages	-		(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-		4,152,000	-	-	-	4,152,000
Repricing of warrants	-		41,697	-	-	-	41,697
Transfer to accrued derivative liability	-		(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	$75,320	$30,487,037	$-	$(199,791)	$(21,878,236)	$8,484,330

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods persented

The accompanying notes are an integral part of these consolidated financial statements
See report of independent registered public accounting firm.

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007

	For the	For the period	For the period
	Year Ended	from May 10, 2006	from May 10, 2006
	December 31,	(date of inception)	(date of inception)
	2007	to December 31, 2006	to December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(20,802,625)	$(1,075,611)	$(21,878,236)
Adjustment to reconcile net loss to net cash
used in operating activities:
Accrued consulting fees	-	97,500	97,500
Depreciation	41,497	4,137	45,634
Stock compensation expense for options issued to employees	3,597,594	-	3,597,594
Fair value of warrants issued for services	54,958	-	54,958
Fair value of warrants issued for financing costs	390,219	-	390,219
Effect of warrant repricing	41,697	-	41,697
Amortization of debt discounts and debt issuance costs	4,852,219	-	4,852,219
Non-cash financing costs	9,755,635	-	9,755,635
Change in accrued derivative liability	(4,624,623)	-	(4,624,623)
Changes in operating assets and liabilities:
Other receivable	(280,053)	-	(280,053)
Prepaid expenses and deposits	(167,841)	(52,004)	(219,845)
Accounts payable and accrued expenses	1,206,401	(117,009)	1,089,392
Due to related party	(140,646)	-	(140,646)
Net cash used in operating activities	(6,075,568)	(1,142,987)	(7,218,555)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of IPO	(700,000)		(700,000)
Deposit paid on acquisition of Immobiliaria Alpha	(199,867)		(199,867)
VAT receivable	(2,484,958)	(192,766)	(2,677,724)
Net cash acquired with acquisition	13,603	1,812,202	1,825,805
Prepayment for purchase of equipment	(174,276)		(174,276)
Purchase of propety, plant and equipment	(11,397,160)	(2,824,974)	(14,222,134)

Net cash used in investing activities	(14,942,658)	(1,205,538)	(16,148,196)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to related parties, net	-	313	313
Proceeds from subscriptions received in advance	-	96,277	96,277
Proceeds from issuance of convertible debt	13,000,000	-	13,000,000
Proceeds from line of credit	16,400,000	-	16,400,000
Increase in restricted cash	(1,000,000)		(1,000,000)
Interest payment deducted from Restricted Cash	285,068		285,068
Paydown of covertible debt	(3,000,000)	-	(3,000,000)
Paydown of long term debt	(1,200,000)	-	(1,200,000)
Payment of offering costs	(2,536,799)	-	(2,536,799)
Proceeds from the issuance of common stock	690,466	3,513,909	4,204,375
Net cash provided by financing activities	22,638,735	3,610,499	26,249,234

Effect of exchange rate changes on cash and cash equivalents	108,621	-	108,621

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,729,130	1,261,974	2,991,104

CASH AND CASH EQUIVALENTS, Beginning of period	1,261,974	-	-

CASH AND CASH EQUIVALENTS, End of period	2,991,104	$1,261,974	$2,991,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	790,807	$-	$790,807
Income taxes paid	-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Purchase of land through long-term debt	$-	$1,200,000	$1,200,000
Shares transferred to placements for financing	$4,152,000	$-	$4,152,000
Issuance of common stock with convertible debenture	$5,500,000	$-	$5,500,000
Issuance of warrants with convertible debenture	$507,647	$-	$507,647
Issuance of warrants for debt extension	$390,219	$-	$390,219
Issuance of common stock for debt issuance costs	$180,000	$-	$180,000
Issuance of warrants for debt issuance costs	$212,232	$-	$212,232
Issuance of convertible promissory note for debt issuance costs	$60,000	$-	$60,000
Issuance of common stock for financing costs	$408,750	$-	$408,750
Increase in accrued liability related to Interpacific Merger	$932,104	$-	$932,104

The accompanying notes are an integral part of these consolidated financial statements
See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006
Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on October 2, 2003 under the name Metasun Enterprises, Inc. Pursuant to a share exchange agreement (“Share Exchange Agreement”) dated July 26, 2006, the Company acquired 99.9% of the issued and outstanding common stock of Pure Biofuels del Peru SAC (“Peru SAC”), a private Peruvian corporation, in consideration for the issuance of 29,999,970 common shares. The Share Exchange Agreement occurred on September 15, 2006 (Date of Acquisition). As of the closing date, the former shareholders of Peru SAC held approximately 55% of the issued and outstanding common shares of the Company. The acquisition of Peru SAC, therefore, was recorded as a reverse acquisition for accounting purposes. Peru SAC was incorporated on May 10, 2006 under the laws of Peru and Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. In accordance with the accounting rules for reverse acquisitions, the financial statements are presented as a continuation of Peru SAC and include the results of operations of Peru SAC since incorporation on May 10, 2006, and the results of operations of the Company since the Date of Acquisition.

The Company previously focused its business efforts on the development of software specializing in web applications using Microsoft TM technologies. In contemplation of the share exchange transaction with Peru SAC, the Company abandoned its original business plan and sold its investment in its previous subsidiary, Metasun Software Corp. (“Metasun”), and the related software business to two former shareholders in consideration for the cancellation of all shares of the Company’s common stock previously owned by them and the waiver and forgiveness of any outstanding amounts owed by the Company to them. As of the closing date of the Share Exchange Agreement, the Company commenced the business of the production, marketing and sale of clean burning biofuels focusing on Latin America. The Company’s shares trade on the OTC Bulletin Board under the symbol ‘PBOF’.

On August 7, 2006, the Company completed a merger with its wholly-owned subsidiary, Pure Biofuels Corp., which was incorporated solely to effect the name change. As a result, the Company changed its name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” In addition, effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. In November 2007, the Company increased it authorized shares of common stock from 93,750,000 to 250,000,000. All share amounts have been retroactively adjusted for all periods presented. During the period, the Company also changed its fiscal year-end from January 31 to December 31.

On December 4, 2007, the Company, Pure Biofuels del Peru S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Interpacific Oil S.A.C., a Peruvian corporation (“Interpacific”), and certain stockholders of Interpacific entered into an Agreement and Plan of Merger, pursuant to which Pure Biofuels del Peru will acquire all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peru law. See note 15 for further discussion of merger.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Going Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended December 31, 2007, the Company incurred a net loss of $20,802,625 and as at December 31, 2007, the Company has a deficit accumulated during the development stage of $21,878,236. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp., and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Pure Biofuels del Peru S.A.C.	Peru	99.9
Palma Indutrial S.A.C.	Peru	99.9
Palma Industrial's five subsidiaries
Aceite Pucallpa S.A.C.	Peru	99.9
Palmas de Oriente S.A.C.	Peru	99.9
Palmas Tropicales S.A.C.	Peru	99.9
Pucapalma S.A.C.	Peru	99.9
Ecopalma, S.A.C.	Peru	99.9
del Peru's subsidiary:
Pure Biocarburantes, S.A.	Argentina	99.4

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Minority interest has not been presented on the consolidated balance sheet due to accumulated losses which exceed the minority stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 18, the minority interest has been written down to zero on the accompanying balance sheet. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (PEN) and the Argentinean Peso (ARS); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender. Under the Company's loan agreement the Company's is required to establish an interest reserve account in the amount of $1,000,000 from the proceeds of the initial borrowing on the line of credit. The interest reserve will be used to fund interest payments charged on the line of credit until the reserve has been fully exhausted. As of December 31, 2007, total restricted cash amounted to $740,376.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost and are depreciated using the straight-line method over their estimated useful lives. The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

The Company provides for depreciation over the assets estimated lives as follows:

Computer Equipment	4 years
Furniture and Miscellaneous	10 years
Building Improvements	10 years

Goodwill and Impairment

The Company, through the acquisition of Interpacific Oil purchased goodwill in the amount of $1,337,288. In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances that indicated that impairment exists. The Company believes that, as of December 31, 2007, there was no significant impairment of its goodwill.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 and 2006 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments and Concentrations

Statement of financial accounting standard No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The fair value of the Company’s financial instruments which include cash, accounts receivable, accounts payable and accrued liabilities, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The fair value of long term debt approximates its carrying value. The Company’s operations are in Peru and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk of the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru, Argentina and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru and Argentina are not covered by insurance. As of December 31, 2007 and 2006, the Company had deposits in excess of federally insured limits totaling $2,845,009 and $1,230,320, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (PEN), and the Argentinean Pesos as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $199,791 as of December 31, 2007. Asset and liability amounts at December 31, 2007 and December 31, 2006 were translated at 2.997 PEN to $1.00 USD and 3.194 PEN to $1.00 USD, respectively for the Company’s Peruvian subsidiary. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2006 were 3.125 PEN and 3.197 PEN to $1.00 USD, respectively. At December 31, 2007 and for the year ended December 31, 2007, the exchange rate for the Company’s Argentinean subsidiary was $3.149 ARS to $1.00 USD and $3.111 ARS to $1.00 USD, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. At December 31, 2007, total transaction gain was $795,693. This gain represents the foreign currency gain of borrowing $US dollars on the line of credit and converting them into Peruvian Nuevos Soles. Ultimate settlement of this debt will be in $US dollars. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

Stock-Based Compensation

On April 27, 2007, our board of directors amended and restated the Company’s stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute to the success of the Company.  The board of directors will administer the Plan. The Plan is subject to shareholder approval, which was obtained on November 19, 2007. The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

The Company issued 14,000,000 stock options to employees and directors during the year ended December 31, 2007. The fair values of employee stock options are calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 113%; average risk-free interest rate of 5.0%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. The Company recognized $3,597,594 in share-based compensation expense for the year ended December 31, 2007. During the year ended December 31, 2007, the Company re-priced these options reducing the exercise price from $0.98 to $0.60. The above mentioned expense includes the effect of the re-pricing.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has three reportable segments, U.S., Peru and Argentina (See Note 15).

Reclassification

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

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

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently does not expect the adoption of EITF 07-3 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 - VAT Receivable

At December 31, 2007, the Company recognized a VAT (value added tax) receivable of $2,613,496 in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable has been classified as a long-term asset.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Note 4 - Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31,

	2007	2006
Land	$3,375,818	$3,098,951
Plant under construction	11,708,162	796,200
Building improvements	39,643	27,794
Computer equipment and licenses	681,206	54,492
Furniture and miscellaneous	81,176	47,537
	15,886,005	4,024,974
Accumulated depreciation	(43,107)	(4,137)
Property, Plant and Equipment, net	$15,842,898	$4,020,837

Depreciation expense amounted to $41,497 and $4,137 for the year ended December 31, 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2006, respectively. For the year ended December 31, 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2006 interest capitalized to construction in progress amounted to $443,475 and $0, respectively.

During 2007 and 2006, the Company had construction in progress related to the construction of the Company’s biodiesel refinery that will be completed during May 2008. Total estimated project completion costs for the project amounts to $22,300,000.

Note 5 - Long Term Debt

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

The Company repaid all amounts outstanding during the year ended December 31, 2007.

Total interest expense related to the land purchase for the year ended December 31, 2007 was $67,000. The Company capitalized interest costs incurred on funds used to purchase the land; therefore, no interest expense was incurred during the year ended December 31, 2006.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Note 6 - Convertible Debt

$3,000,000 Convertible Debenture

On April 19, 2007, the Company entered into a purchase agreement with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell up to $3 million aggregate principal amount of its 12% senior secured convertible debentures due July 19, 2007 (the “Debenture”) and warrants to purchase up to 704,082 shares of common stock in a private placement to the Investor. The sale of the Debenture and the warrants was consummated on April 19, 2007. In connection with the sale of the Debenture, the Company paid various fees in the amount of $175,000 from the proceeds of the sale to the advisor of the Investor. The Debenture is convertible into shares of the Company’s common stock at the option of the holder of the Debenture at any time after April 19, 2007, at an initial conversion rate of 1,020,408 shares of common stock per $1,000 principal amount of Debenture, which is equivalent to a conversion price of $0.98 per share. The conversion price is subject to adjustment in accordance with the terms of the Debenture. Subject to the conversion and redemption rights under the Debenture, the Company is obligated to pay 120% of the principal amount of the Debenture, plus accrued and unpaid interest, in cash on July 19, 2007 (the “Maturity Date"), provided that the Maturity Date shall be extended until October 19, 2007 in the event that any principal is outstanding under the Debenture as of the Maturity Date due to the Company’s inability to consummate a financing of at least $3 million and no Event of Default then exists. If the Maturity Date is extended, the Investor will receive an additional 704,082 warrants and the interest rate is increased up to 1.5% per month or 18% per year. On July 23, 2007, the Maturity Date of the Debenture was extended to October 19, 2007.

On April 19, 2007 the Company entered into a Security Agreement with the Investor and Palma Industrial SAC and Pure Biofuels del Peru SAC, 99% owned subsidiaries of the Company, pursuant to which the obligations under the Debenture were secured by liens on substantially all of the assets of the Company and the subsidiaries.

The Debenture is redeemable by the Company upon the first trading day immediately following any of the following events:

(a)	default;

(b)	the consummation of any future fund raising transaction by the Company, or;

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

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
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

The warrants granted to the Investor on April 19, 2007 and conversion feature in the above Debenture offerings are not considered derivative instruments that need to be bifurcated from the original security since the Debenture has a fixed conversion price of $0.98 as long as the Company is not in default of the terms of the Debenture, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Debenture to be $507,647, using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 93%. In addition, the Company determined the value of the beneficial conversion feature to be $507,647. The combined total discount for the Debenture is $1,015,294 and is being amortized over the term of the Debenture. For the year ended December 31, 2007, the Company amortized $1,015,294 of the aforesaid discounts as other expense in the accompanying consolidated statements of operations.

In connection with the issuance of the Debenture and the warrants issued to the Investor on April 19, 2007, a cash placement fee of $175,000 was paid to the placement agent. In addition, in connection with a Financing Contingency Escrow Agreement, certain stockholders of the Company transferred 2,400,000 common shares valued at $2,352,000 to certain parties responsible for arranging the $3,000,000 Debenture. The cash and stock mentioned above have been capitalized as debt issuance costs and are being amortized over the term of the loan. For the year ended December 31, 2007, the Company amortized $2,527,000, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

The Maturity Date of the Debentures was extended to October 19, 2007. As a result, the interest on the note was increased to 18% and 704,082 warrants were issued with an exercise price of $0.60, the trading price of the stock on the date the loan was extended. The fair value of the warrants pursuant to the Black Scholes option pricing model was $403,856 and was accounted for as debt issuance costs, which will be amortized over the life of the extension period as additional interest expense.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

During 2007, the Company re-priced the warrants as noted above reducing the exercise price from $0.98 to $0.60. The re-pricing of the warrants increased the value of the warrants and financing costs in the amount of $41,697.

This convertible debenture including accrued interest was paid on September 12, 2007. Total interest expense paid on this convertible debenture amounted to $531,183.

$10,000,000 Convertible Notes

On September 12, 2007, the Company entered into the Purchase Agreement with Plainfield Special Situations Master Fund Limited (“PSSM”) and Plainfield Peru I LLC (“LLCI”) and Plainfield Peru II LLC (“LLC II” and together with LLCI, “Plainfield”), pursuant to which the Company agreed to sell to Plainfield (1) 11,000,000 shares of the Company’s common stock, (2) $10,000,000 aggregate principal amount of the Company’s senior convertible notes (the “Notes”), and (3) Warrants to purchase up to 56,938,245 shares of the Company’s common stock.

The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after November 19, 2007 and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on the Maturity Date, provided, however, that the Company may, at its option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes in Paid in Kind (PIK) interest. The first payment of interest shall be paid in PIK Interest. Interest paid in PIK is 12% and interest paid in cash is 10%. Total interest expense at December 31, 2007 amounted to $370,000.

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

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

The Warrants are exercisable into 56,938,245 shares of common stock of the Company at the option of the holder of Warrants at any time after November 19, 2007 up to and including September 12, 2014, at an initial exercise price of $0.60 per share. The exercise price is subject to adjustment in accordance with the terms of the Warrants.

In connection with the issuance of the Notes and the Warrants, a cash placement fee of $730,000 and $316,000 was paid to Merriman Curhan Ford & Co. and Cannacord Adams Inc., for agent and investment banking fees. An additional $770,584 was withheld from the amount disbursed to cover financing costs associated with the agreement. In addition, in connection with a Financing Contingency Escrow Agreement, certain stockholders of the Company transferred 3.6 million common shares of the Company valued at $1,800,000 to certain parties responsible for arranging the Purchase Agreement and the Loan Agreement. The cash and stock mentioned above have been capitalized as debt issuance costs and are being amortized over the term of the Notes. For the year ended December 31, 2007, the Company amortized a total of $222,513 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

As a result of the Company issuing the Notes and Warrants, it did not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore the outstanding options and warrants were recorded at fair value and shown as accrued derivative liability at the inception of the Note. In November 2007, the Company increased its authorized shares to 250,000,000 giving the Company enough authorized shares to satisfy the conversion of the Note and all the warrants and options outstanding; therefore, the Company reclassified the derivative liability to equity at the fair value at the date of the increase in authorized shares.

The $10,000,000 proceeds from the Notes were first allocated to the fair value of the 11,000,000 shares of common stock issued in connection with the Notes which was $5,500,000. The remaining $4,500,000 of the face amount of the Notes was allocated to the Warrants. The fair value of the 56,938,245 Warrants issued in connection with this transaction was $10,711,477. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 109%. The fair value of the Warrants were first applied to the remaining $4,500,000 of the face amount of the Notes and the remainder of $6,211,477 has been charged to financing costs. In addition the fair value of the beneficial conversion feature associated with the Notes of $3,135,408 has been charged to financing costs. The total charge to financing costs for this transaction was $9,346,885. Both the value assigned to the shares of common stock ($5,500,000) and Warrants ($4,500,000) are recorded as a debt discounts and will be amortized over the terms of the Notes. For the year ended December 31, 2007, the Company amortized $602,080 of the aforesaid debt discounts as other expense in the accompanying consolidated statements of operations.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Note 7 - Convertible Promissory Note

On April 19, 2007, the Company issued a convertible promissory note in the amount of $60,000 to the placement agent in the above mentioned Debenture. The note was due on June 18, 2007 and the Company has the option of converting the note into shares of the Company’s common stock at a conversion price of $0.94. The Company has currently not issued the 63,830 shares that were due upon the conversion of the note on June 19, 2007. The $60,000 note has been capitalized as debt issuance costs and is being amortized over the term of the Debenture. For the year ended December 31, 2007, the Company amortized $60,000, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations. This promissory note was converted into 186,436 of the Company’s common stock in January 2008.

Note 8 - Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement, between the Company, as Guarantor, and Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, various lenders and PSSM, as Administrative Agent. The outstanding balance at December 31, 2007 is $16,400,000. Total interest expense at December 31, 2007 amounted to $379,256 which was capitalized in Property, Plant and Equipment. The interest is being capitalized to the assets under construction.

In connection with the issuance of the Line of Credit, the Company paid $540,000 in debt issuance costs which have been capitalized as debt issuance costs and are being amortized over the term of the Line of Credit. For the year ended December 31, 2007, the Company amortized a total of $33,100 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

Note 9 - Accrued Derivative Liability

As a result of the Company issuing the Notes and Warrants described in Note 6 above, it did not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore the outstanding options and warrants were recorded at fair value and shown as accrued derivative liability at the inception of the Note. The fair value of the outstanding options and warrants (excluding the 56,938,245 Warrants which were recorded as a derivative liability at issuance) of $5,907,893 was transferred from additional paid in capital to accrued derivative liability on September 12, 2007. The fair value of outstanding options and warrants was recorded as accrued derivative liability at each balance sheet date until November 19, 2007, the date the Company increased its authorized shares. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 114%. In addition, the fair value of the beneficial conversion feature associated with the Notes was also recorded as accrued derivative liability. The change in fair value of the accrued derivative liability from September 12, 2007 to November 19, 2007 was $4,624,623 was reflected as an increase to other income in the statement of operations for the year ended December 31, 2007.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

On November 19, 2007, the authorized shares were increased to 250,000,000 which provided enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore, the Company reclassified the derivative liability into equity at the fair value on the date of the increase in authorized shares. The fair value at the date of transfer was $15,549,576.

Note 10 - Related Party Transactions

The Company entered into the following transactions with related parties during the year ended December 31, 2007:

a)	Incurred consulting fees of $104,167 for services provided by a company controlled by an officer of the Company.

b)	Incurred administrative fees of $66,178 for services provided by a company controlled by an officer of the Company.

c)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine SAC, a company controlled by certain officers of the Company, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lumpsum payment of $309,166.37 retroactive from September 15, 2006 to June 30, 2007 for the services rendered by Ocean Marine and a fee of $28,335 per month to Ocean Marine from July 1, 2007 thru August 12, 2009. Total consulting expenses incurred under this agreement totaled $479,177 for the year ended December 31, 2007.

d)
On December 4, 2007, the Company, Pure Biofuels del Peru S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Interpacific Oil S.A.C., a Peruvian corporation (“Interpacific”), and certain stockholders of Interpacific entered into an Agreement and Plan of Merger, pursuant to which Pure Biofuels del Peru will acquire all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation.

Luis Goyzueta, Chief Executive Officer and director of the Company, and Alberto Pinto, Chief Operating Officer and director of the Company, are Interpacific Stockholders. As of December 31, 2007, the Company has paid total cash consideration of $700,000 to the shareholders and has recorded shareholder payable for the stock consideration that has yet to be issued in the amount of $996,667.

e)	Plainfield is a related party as they are a major shareholder of the Company. See transactions with Plainfield in notes 6, 8, 11, 12 and 17.

f)
During the year ended December 31, 2007, certain stockholders of the Company entered into a financing contingency escrow agreement with certain related parties that will attempt to obtain financing for the Company. In accordance with the agreement a total of 6,000,000 common shares will be transferred from the individual stockholders to the related parties that bring financing to the Company if financing in the amount of $7,500,000 is arranged before August 30, 2007. If less than $7,500,000 in financing is raised, a proportionate number of the 6,000,000 common shares will be transferred. As of December 31, 2007 a total of 6,000,000 common shares have been transferred. On August 30, 2007, the Company and the parties to the financing contingency escrow agreement entered into an amendment to the escrow agreement, pursuant to which the individual stockholders will transfer the common shares held in escrow upon the Company entering into a financing transaction, as referred above, on or before October 31, 2007. On September 12, 2007, the Company closed a $30.0 million financing entitling the related parties to their respective portions of 60% of the common shares held in escrow.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Included in due to related parties at December 31, 2007 is $208,638 of advances from shareholders. Included in due to related parties at December 31, 2006 is $97,813 owing to certain members of management of the Company for consulting fees.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 11 - Commitments

On September 15, 2006, the Company entered into the following consulting agreements, all of which were cancellable within 28 days of written notice. Effective February 28, 2007, the Company terminated these consulting and management agreements, which were entered into on September 15, 2006 with:

a)
A consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the year ended December 31, 2007, consulting fees of $6,000 were incurred.

b)
Another consultant to provide investor relations services. Under the terms of the agreement, the Company agreed to pay $3,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $7,500. During the year ended December 31, 2007, consulting fees of $6,000 were incurred.

c)
A director to provide management services. Under the terms of the agreement, the Company agreed to pay $7,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $103,500. During the year ended December 31, 2007, consulting fees of $14,000 were incurred.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

d)
A director to provide accounting services to the Company. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of three years, and at the election of the Company, can be renewed for one or more additional one-year terms. The Company agreed to pay a one time signing bonus of $3,000. During the year ended December 31, 2007, consulting fees of $4,000 were incurred.

The Company also entered into the following agreements:

e)
On June 22, 2007, our Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) entered into an escrow agreement with U.S. Bank National Association, as the escrow agent, ARC Investment Partners, LLC, (“ARC”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders agreed to transfer (i) 3,000,000 shares of our Company’s common stock to ARC (ii) 2,000,000 shares of our Company’s common stock to Tapirdo and (iii) 1,000,000 shares of our Company’s common stock to SGM (collectively, the “Shares”) upon the Company entering into a financing transaction or series of transactions pursuant to which the Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $3 million financing on April 19, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the Shares. On July 10, 2007 the escrow agent transferred such shares. The value of the shares was $2,352,000 and has been recorded as debt issuance costs associated with the $3,000,000 convertible debenture. In addition as a result of the closing of the $30 million financing on September 12, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of remaining 60% of the Shares. The value of the shares was $1,800,000 and has been recorded as debt issuance costs associated with the $10,000,000 convertible debenture.

f)
The Company is required to pay the remaining $60,000 plus VAT in 2007, pursuant to an engineering contract between the Company and Polindustria with the orginal contract amount of $120,000. During the year ended December 31, 2007, the Company paid a total of $54,264 to Polindustria, comprised of $45,600 in payments and $8,664 in VAT. As of December 31, 2007, the Company is required to pay the remaining $14,400 to Polindustria.

g)
The Company is required to pay Capricorn $480,000 in 2007 upon the delivery of the designs, as set forth in the License Agreement with original contract amount of $1,200,000. During the year ended December 31, 2007, the Company paid a total $571,200 to Capricorn, comprised of $480,000 in payments and $91,200 in VAT. As of December 31, 2007, this agreement has been fully paid off.

h)
On August 13, 2007, Pure Biofuels del Peru entered into a services agreement with Ocean Marine S.A.C. (“Ocean Marine”), a Peruvian Corporation, whereby Ocean Marine agreed to render consulting, management and logistical support services to Pure Biofuels del Peru. Pursuant to the services agreement, Luis Goyzueta, our Chief Executive Officer and a director, will receive $130,000 aggregate salary per year, Gustavo Goyzueta, our Chief Financial Officer, will receive a salary of $90,000 and Alberto Pinto, our Chief Operations Officer and a director, will receive a salary of $120,000. All of the foregoing compensation is payable retroactive to September 15, 2006. The term of this agreement is from August 13, 2007 through August 12, 2009.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

i)
On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Carlos Pinto, our Chief Operating Officer, Steven Magami, our President, and Adam Roseman, Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement (the “Plan”) entered into between each of them and the Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

j)
On September 12, 2007, the Company and Steven Magami, the Company’s President, entered into an amendment to the employment agreement dated June 22, 2007 (the “Amended Employment Agreement”). Pursuant to the Amended Employment Agreement, Mr. Magami’s salary was increased from $100,000 per year to $200,000 per year.

k)
On September 12, 2007, certain of our stockholders (the “Stockholders”) entered into a voting agreement (the “Voting Agreement”) with PSSM and Plainfield. Pursuant to the Voting Agreement, the Stockholders agreed to vote all common stock of the Company beneficially owned by them at any regular or special meeting of the stockholders of the Company in favor of a proposal to (i) increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes (as defined below and including any Notes issued in lieu of interest thereon) (the date of such amendment, the “Amendment Date”) and the Warrants (as defined below) and (ii) delete Article 15 from the Articles of Incorporation of the Company. The Voting Agreement shall terminate upon the earlier of (i) stockholder approval of the actions set forth above, or (ii) January 31, 2008.

l)
On September 12, 2007, a stockholders agreement (the “Stockholders Agreement”) was executed among Luis Goyzueta, our Chief Executive Officer and a director, Plainfield and the Company. Under the Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause an individual designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined below) held by Plainfield to be elected as a director of the Company. He further agreed to retain his voting rights and to not sell, dispose of or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Stockholders Agreement.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
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

o)
On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with PSSM and Plainfield, pursuant to which the Company agreed to sell to Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after the Amendment Date upon which the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

p)
On September 12, 2007, in connection with the offering of the Securities, the Company also entered into a registration rights agreement with Plainfield (the “Plainfield Registration Rights Agreement”). Under the Registration Rights Agreement, the Company granted to Plainfield and its permitted transferees (the “Holders”) certain registration rights with respect to the Shares and the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants (collectively, with all shares paid, issued or distributed in respect of the Securities, the “Registrable Securities”). Pursuant to the Plainfied Registration Rights Agreement, the Holders of at least 20% of the Registrable Securities are entitled to request up to three demand registrations. In addition, the Company has agreed to use its commercially reasonable efforts to qualify for registration on a registration statement on Form S-3. After the Company has qualified for the use of Form S-3 or any comparable or successor form, the Holders of at least 25% of the Registrable Securities shall have the right, at least once in each 12-month period, to request a registration statement on Form S-3 covering the resale of the Registrable Securities. The Registration Rights Agreement also grants to the Holders certain piggyback registration rights.

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

r)
On October 10, 2006, the Company entered into a lease for premises in Vancouver, British Columbia. Under the terms of the lease, the Company is required to make monthly payments of $3,000, plus applicable taxes, until October 2008. This lease was terminated during the year ended December 31, 2007.

s)
On June 1, 2007, the Company entered into a lease for premises in Chorrilos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

t)
On January 8, 2007, the Company entered into a lease for premises in Buenos Aires, Argentina. Under the terms of the lease, the Company is required to make monthly payments of approximately $2,000, plus applicable taxes until August 2007. On August 1, 2007 the Company entered into a new lease for the premises in Buenos Aires, Argentina. Under the terms of the lease, the Company is required to make monthly payments of $2,500 for the first year, $2,750 for the second year, and $3,025 for the third year until the expiration of the lease on July 31, 2010.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

During the years ended December 31, 2007 and 2006, the Company had lease expense in the amount of $166,891 and $6,013, respectively.

The future minimum lease payments are as follows:

FOR THE
YEAR ENDED	AMOUNT
2008	$122,926
2009	129,251
2010	108,373
2011	61,110
2012 and thereafter	-
$421,660

Contingencies

On June 25, 2007, the Company received a letter from Wharton Capital Partners Ltd demanding the payment of $240,000 pursuant to an agreement dated April 18, 2007. The Company believes that it has made the required payments pursuant to the April 18, 2007 agreement except for the payment of the convertible promissory note which is shown as a liability on the accompanying consolidated balance sheet. (See Note 17 for subsequent settlement of liability).

Note 12 - Stockholders’ Equity

Common Stock

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. On November 19, 2007, the Company held a stockholders’ meeting and amended its articles of incorporation to increase the number of authorized common shares to 250,000,000 and to authorize 1,000,000 shares of preferred stock, par value $0.001.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
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

On October 12, 2006, the Company completed a private placement of 6,269,527 units at $0.75 per unit for total proceeds of $4,702,145. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share. In connection with the private placement the Company accrued a finder’s fee of $195,000 which is included in accounts payable and accrued liabilities at December 31, 2006. The warrants have been forfeited as of December 31, 2007.

On November 10, 2006, the Company completed a private placement of 426,666 units at $0.75 per unit for total proceeds of $320,000. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share. The warrants have been forfeited as of December 31, 2007.

On December 19, 2006, the Company completed a private placement of 404,998 units at $0.75 per unit for total proceeds of $303,750. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share. The warrants have been forfeited as of December 31, 2007.

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

On April 25, 2007, the Company issued a total of 183,674 shares of common stock to the placement agent for the Debenture discussed in Note 6. The shares were valued at $180,000 and have been capitalized as debt issuance cost and are being amortized over the term of the Debenture. For the year ended December 31, 2007 the company amortized $180,000, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

In June 2007, the Company issued warrants to purchase 25,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $18,516 using the Black Scholes model with the following factors: market price of $1.01; volatility of 92%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the warrants has been expensed as consulting expense in the accompanying consolidated statements of operations.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

In July 2007, the Company issued warrants to purchase 50,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $28,680 using the Black Scholes model with the following factors: market price of $0.75; volatility of 98%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the warrants has been expensed as consulting expense in the accompanying consolidated statements of operations.

In July 2007, the Company issued warrants to purchase 15,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $4,626 using the Black Scholes model with the following factors: market price of $0.80; volatility of 96%; risk free rate of 5%; exercise price of $0.80; and an estimated life of 5 years. The fair value of the warrants has been expensed as consulting expense in the accompanying consolidated statements of operations.

In August 2007, the Company issued warrants to purchase 15,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $3,136 using the Black Scholes model with the following factors: market price of $0.51; volatility of 103%; risk free rate of 5%; exercise price of $0.51; and an estimated life of 5 years. The fair value of the warrants has been expensed as consulting expense in the accompanying consolidated statements of operations.

In addition, the Company also issued to the placement agent a total of 300,000 warrants to purchase shares of the Company’s common stock. The Company valued these warrants at $212,232 using the Black Scholes model with the following factors: market price of $0.98; volatility of 92%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the warrants has been capitalized as debt issuance cost and is being amortized over the term of the Debenture. For the year ended December 31, 2007 the company amortized $212,232, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

The Maturity Date of the Debentures was extended to October 19, 2007. As a result, the interest on the note was increased to 18% and 704,082 warrants were issued with an exercise price of $0.60, the trading price of the stock on the date the loan was extended. The Company valued these warrants at $390,219 using the Black Scholes model with the following factors: market price of $0.75; volatility of 99%; risk free rate of 5%; exercise price of $1.01; and an estimated life of 5 years. The fair value of the warrants has been expensed as other expense in the accompanying consolidated statements of operations.

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

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

On September 12, 2007, the Company issued 11,000,000 shares in connection with a $10,000,000 Convertible Notes offering.

On September 12, 2007, the Company issued warrants to purchase 350,000 shares of common stock pursuant to consulting agreements. The Company valued these warrants at $75,136 using the Black Scholes model with the following factors: market price of $0.50; volatility of 109%; risk free rate of 5%; exercise price of $0.50; and an estimated life of 1 year. The fair value of the warrants has been expensed as consulting expense in the accompanying consolidated statements of operations.

During the fourth quarter of 2007, the Company issued a total of 650,000 shares of common stock valued at $408,750 in consideration for the lender under the loan agreement and administrative agent entering into the waiver agreement.

Financing Contingency Escrow Agreement

During the year ended December 31, 2007, certain stockholders of the Company entered into a financing contingency escrow agreement with certain entities that will attempt to obtain financing for the Company. In accordance with the agreement a total of 6,000,000 common shares will be transferred from the individual stockholders to the entities that bring financing to the Company if financing in the amount of $7,500,000 is arranged before August 30, 2007. If less than $7,500,000 in financing is raised, a proportionate number of the 6,000,000 common shares will be transferred. As of December 31, 2007 a total of 6,000,000 common shares have been transferred. On August 30, 2007, the Company and the parties to the financing contingency escrow agreement entered into an amendment to the escrow agreement, pursuant to which the individual stockholders will transfer the common shares held in escrow upon the Company entering into a financing transaction, as referred above, on or before October 31, 2007. On September 12, 2007, the Company closed a $30.0 million financing entitling the entities to their respective portions of 60% of the common shares held in escrow.

Stock Options

In 2006, the Company adopted a Stock Option and Award Plan (the “Plan”) initially reserving an aggregate of 18,000,000 shares of the Company’s common stock (the “Available Shares”) for issuance pursuant to the exercise of stock options. The plan options were increased to 21,000,000 in April 2007, subject to shareholder approval which was obtained in November 2007.

The Plan provides for the granting at the discretion of the Board of Directors stock options, stock appreciation rights, stock awards, phantom stock, performance awards, and other stock-based awards. Participation in the plan is open to all employees, officers, and directors of, and other individuals providing bona fide services to or for the Company.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

During June 2007, the Company granted, 14,000,000 common stock options exercisable at $0.98 per share to various employees and directors. The options expire in June 2017. The Company has recorded wages expense in the amount of $3,597,594 to reflect the value of these options for the period from the grant date to December 31, 2007. The Company valued these options using the Black Scholes model with the following factors: market price of $0.93; volatility of 92%; risk free rate of 5%; exercise price of $0.98; and an estimated life of 5 years. On September 4, 2007, the Company re-priced these options reducing the exercise price from $0.98 to $0.60. The above mentioned expense includes the effect of the re-pricing.

On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Carlos Pinto, our Chief Operating Officer, Steven Magami, our President, and Adam Roseman, Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement entered into between each of them and the Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Nonstatutory Stock Option Agreement from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Nonstatutory Stock Option Agreement) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

The following summarizes the stock options transactions for the year ended December 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-
Granted	14,000,000	$0.60
Outstanding, December 31, 2007	14,000,000	$0.60	9.45	$-
Exercisable, December 31, 2007	5,250,000	$0.60	9.45	$-

Note 13 - Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2007:

	Number of Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2006	3,550,595	$1.50
Granted	60,303,581	$0.61
Forfeited	(3,550,595)	$1.50
Outstanding, December 31, 2007	60,303,581	$0.61	6.57

Note 14 - Income Taxes

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has incurred losses for U.S. income tax purposes of approximately $3,555,000 which can be used to offset future years’ taxable income and these losses expire in the ending 2025 for federal tax purposes and in the year ending 2015 for state purposes. The Company’s subsidiaries, Peru SAC and Palma SAC, have combined tax losses of approximately $3,506,000 to offset future years’ taxable income earned in Peru expiring in fiscal 2010. The Company has Argentinean tax losses of approximately $255,000 to offset future years’ taxable income earned in Argentina expiring in fiscal 2012. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $2,309,210. Management will review this valuation allowance periodically and make adjustments as warranted.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

	United States $	Peru $	Argentina $	Total $

Net Operating Loss	3,555,865	3,506,778	254,686	7,317,329

Statutory Tax Rate	43%	30%	35%	36%

Effective Tax Rate	-	-	-	-

Deferred Tax Asset	1,523,333	1,052,033	89,140	2,664,506

Valuation Allowance	(1,523,333)	(1,052,033)	(89,140)	(2,664,506)

Net Deferred Tax Asset	-	-	-	-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	United States	Peru	Argentina

Statutory income tax rate	43.0%	30.0%	35.0%
Change in valuation allowance	(43.0%)	(30.0%)	(35.0%)

Total income tax expense	-	-	-

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Note 15 - Segmented Information

The Company’s operations are conducted in three reportable segments, U.S., Peru and Argentina. The net loss and net identifiable assets by reportable segments are as follows:

	U.S.	Peru	Argentina	Total
	$	$	$	$
Net loss	17,665,601	2,882,343	254,681	20,802,625
Property, Plant and equipment	-	15,827,779	15,119	15,842,898
Total assets	2,235,458	26,336,863	98,374	28,670,695

Note 16 - Acquisitions

Interpacific Oil S.A.C.

On December 4, 2007, the Company, Pure Biofuels del Peru S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Interpacific Oil S.A.C., a Peruvian corporation (“Interpacific”), and certain stockholders of Interpacific entered into an Agreement and Plan of Merger, pursuant to which Pure Biofuels del Peru will acquire all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peru law.

Luis Goyzueta, Chief Executive Officer and director of the Company, and Alberto Pinto, Chief Operating Officer and director of the Company, are Interpacific Stockholders. The shares of common stock to be issued on behalf of the shares of Interpacific capital stock held by Luis Goyzueta will be issued to Luis Goyzueta's father, Luis F. Goyzueta.

Pursuant to the Merger Agreement, the outstanding capital stock of Interpacific will be converted into the right to receive merger consideration payable beginning 90 days after the closing of the transaction, subject to certain performance-based adjustments described below and consisting of the following: (i) up to $6,300,000, payable with (A) Seven Hundred Thousand Dollars $700,000 in cash, certified or bank check or wire transfer of immediately available funds and (B) (i) up to 9,333,333 shares of common stock, par value $0.001, of the Company and (ii) a five year warrant to purchase up to 2,925,000 shares of Common Stock, at an exercise price of $0.47.

$700,000 cash consideration and 2,166,667 shares of the stock consideration are payable 90 days after the closing. The terms of this consideration has since been amended see note 17 “Subsequent Events”. The remainder of the stock consideration and the warrant consideration shall be contingent upon review and confirmation from an accounting firm agreed upon by the parties to the Merger Agreement that revenue in accordance with U.S. generally accepted accounting practices for the operations of Interpacific for the 90-day period beginning on the Closing Date exceeds $3,900,000. If the revenue is less than $3,900,000, then the additional stock consideration and warrant consideration shall each be proportionately reduced. In addition, if the revenue is less than $3,900,000, then Interpacific shall have the option of measuring the revenue for an additional 90-day period and can elect to be paid the additional stock consideration and warrant consideration based solely on the second 90-day period. As of December 31, 2007, the Company has paid total cash consideration of $700,000 and has recorded shareholder payable for the stock consideration that has yet to be issued.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$14,141
Accounts receivable	3,872
Prepaid expenses	40,675
VAT receivable	31,868
Property and equipment	589,147
Goodwill	1,337,288
Accounts payable	(34,586)
Advances from related party	(285,738)
Purchase price	$1,696,667

The following pro forma financial information presents the consolidated operations of the Company as if the Interpacific acquisition had occurred as of the beginning of the periods presented. The $1.3 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. Of that total amount of goodwill approximately $575,000 is expected to be deductible for tax purposes.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

For the period from May 10, 2006 (date of inception) to December 31, 2006

	As Reported
	by the	Interpacific
	Company	Oil S.A.C.	Adjustments	Pro forma

Net Revenue	$-	$3,268	-	$3,268

Cost of Revenue	-	675	-	675

Gross Profit	-	2,593	-	2,593

Operating expenses:
Consulting fees	617,320	-	-	617,320
General and administrative	161,905	77,401	67,088	306,394
Professional fees	66,239	-	-	66,239
Wages	230,147	-	-	230,147

Total operating expenses	1,075,611	77,401	67,088	1,220,100

Income from operations	(1,075,611)	(74,808)	(67,088)	(1,217,507)

Non-operating income (expense):
Other income (expense)	-	6,727	-	6,727
Interest and financing costs	-	(681)	-	(681)

Total non-operating income (expense)	-	6,046	-	6,046

Income before income tax	(1,075,611)	(68,762)	(67,088)	(1,211,461)

Income tax	-	-	-	-

Net income	$(1,075,611)	$(68,762)	(67,088)	$(1,211,461)

Earnings per share	$(0.03)			$(0.04)

Weighted average shares outstanding	32,247,553			32,247,553

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

For the year ended December 31, 2007

	As Reported
	by the	Interpacific
	Company	Oil S.A.C.	Adjustments	Pro forma

Net Revenue	$-	$2,671	-	$2,671

Cost of Revenue	-	10,927	-	10,927

Gross Profit	-	(8,256)	-	(8,256)

Operating expenses:
Consulting fees	1,360,976	-	-	1,360,976
General and administrative	1,289,228	61,572	44,726	1,395,526
Professional fees	2,356,598	-	-	2,356,598
Wages	4,997,599	-	-	4,997,599

Total operating expenses	10,004,401	61,572	44,726	10,110,699

Income from operations	(10,004,401)	(69,828)	(44,726)	(10,118,955)

Non-operating income (expense):
Other income (expense)	(12,135)	4,669	-	(7,466)
Interest and financing costs	(11,354,186)	(641)	-	(11,354,827)
Decrease in accrued derivative liability	4,624,623	-	-	4,624,623
Amortization of debt discounts and debt issuance costs	(4,852,219)	-	-	(4,852,219)
Foreign currency transaction gain	795,693	-	-	795,693

Total non-operating income (expense)	(10,798,224)	4,028	-	(10,794,196)

Income before income tax	(20,802,625)	(65,800)	(44,726)	(20,913,151)

Income tax	-	-	-	-

Net income	$(20,802,625)	$(65,800)	(44,726)	$(20,913,151)

Earnings per share	$(0.31)			$(0.32)

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Inmobiliaria Alpha S.A.C.

On December 20, 2007, the Company, Palma Industrial S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Inmobiliaria Alpha S.A.C., a Peruvian corporation (“Alpha”), and certain stockholders of Alpha entered into an Agreement and Plan of Merger, pursuant to which Palma Industrial will acquire all of the outstanding capital stock of Alpha, with Palma Industrial continuing as the surviving corporation. Of the total acquisition price of $3,850,000, as of December 31, 2007, approximately $200,000 has been provided to Alpha for a deposit on this acquisition. As of December 31, 2007, this transaction has yet to be finalized.

Note 17 - Subsequent Events

Complete Settlement Agreement- Wharton Capital Partners Ltd

On June 25, 2007, the Company received a letter from Wharton Capital Partners Ltd ("Wharton") demanding the payment of $240,000 and certain securities of the Company, pursuant to the terms of a letter agreement dated April 18, 2007 by and between the Company and Wharton. On January 18, 2008, the Company entered into a Complete Settlement and Release Agreement with Wharton and Wharton Capital Markets, LLC pursuant to which the Company delivered to Wharton an aggregate of 186,436 shares of Common Stock in exchange for a $60,000 aggregate principal amount convertible promissory note and related accrued interest issued to Wharton by the Company on April 19, 2007 and in consideration of the complete settlement and release of any claims related to the April 18 Agreement. Notwithstanding the foregoing, no claims were released with respect to the future closing of any financial transaction between the Company and either Fusion Capital Partners, LLC or Alex Greystoke, or any of their respective affiliates, associates, successors or assigns.

Amendment to Interpacific Oil S.A.C Merger Agreement

On January 23, 2008, the Company, Pure Biofuels del Peru, Interpacific and the Interpacific Stockholders entered into an amendment to the Merger Agreement. Pursuant to the Amendment, $700,000 cash consideration and 2,166,667 shares of common stock, par value $0.001, of the Company payable to the Interpacific Stockholders in consideration of the merger is payable within three days of the execution of the Amendment instead of 90 days after closing, as contemplated by the Merger Agreement.

Pursuant to Section 3.6(m) of the Purchase Agreement , if the Company issues Common Stock prior to September 12, 2008 pursuant to or in connection with (a) the binding letter of intent between Pure Biofuels del Peru S.A.C. and Interpacific Oil S.A.C. entered into on May 11, 2007, pursuant to which the Merger Agreement and Amendment were entered into, or (b) the April 18 agreement to which the Release relates, then within three (3) business days of such issuance of Common Stock, the Company is obligated to issue to Plainfield warrants to purchase a number of shares of Common Stock equal to the number of warrants issued in such issuance with an exercise price equal to the lesser of (x) the applicable exercise price of such issuance and (y) $1.50. On January 24, 2008, the Company issued to Plainfield warrants to purchase 122,605 shares of Common Stock at an exercise price of $0.01 in connection with the Release and warrants to purchase 2,166,667 shares of Common Stock at an exercise price of $0.60 in connection with the Agreement.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

Additional Borrowing on Plainfield Line of Credit

On March 13, 2008, the Company entered into an agreement (the “Agreement”) by the Company, Pure Biofuels del Peru S.A.C., a Peruvian corporation and a 99.9% subsidiary of the Company, and Palma Industrial S.A.C., a Peruvian corporation and a 99.9% subsidiary of the Company (together with the Company, the “Borrowers”), in favor of Plainfield. Pursuant to the Agreement, the Borrowers may draw down an additional $818,000 under the Loan Agreement, dated as of September 12, 2007, by and between the Borrowers and PSSM as lender and administrative agent.

Under the Agreement, $648,000.00 of the Additional Loan will be funded from the remaining unfunded portion of the amount available under the Loan Agreement, with the remaining $170,000 funded from the interest reserve established pursuant to the Loan Agreement.

In consideration for Plainfield funding the additional money to the Company, the Borrowers agreed to (1) execute and deliver all amendments and reaffirmations of the Loan Agreement and related documents and take all such other actions as Plainfield requires in connection with the making of the Additional Loan; (2) reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock from $0.60 to $0.30; (3) take all actions necessary to (a) increase the number of directors on the board of directors of the Company that are Plainfield designees from 1 to either 2 or 3, at the sole discretion of Plainfield Peru 1 LLC and Plainfield Peru 2 LLC, (b) cause Christopher Tewell to be elected the chairman of the board of directors of the Company and (c) provide such designated directors with certain blocking rights they may specify; and (4) pay all costs and expenses paid or incurred by Plainfield in connection with the foregoing within five days following written notice from Plainfield of the amount so incurred or paid by Plainfield.

Amendment to Plainfield Securities Purchase Agreement

On March 26, 2008, the Company entered into a first amendment to the securities purchase agreement (the “Amended Purchase Agreement”) with Plainfield. The Amended Purchase Agreement amends the securities purchase agreement (the “ Purchase Agreement ”) dated as of September 12, 2007, pursuant to which the Company agreed to sell to Plainfield (i) 11,000,000 shares of common stock, par value $0.001 of the Company (the “ Shares ”), (ii) $10,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012 (the “ Original Notes ”), and (iii) warrants (the “ Warrants ”) to purchase up to 56,938,245 shares of common stock. Pursuant to the Amended Purchase Agreement, the Company agreed to sell to Plainfield $5,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012, (the “ Additional Notes ”, and, together with the Original Notes, the “ Notes ”). The terms of the Additional Notes are substantially the same as the Original Notes except for the conversion price as described below. The sale of the Additional Notes is exempt from registration pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended. In connection with the sale of the Additional Notes, the Company incurred various agent and investment banking fees in the aggregate amount of $250,000.

See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007 and
For the Period From May 10, 2006 (date of inception) to December 31, 2006

The Additional Notes are convertible into 16,666,667 shares of common stock at the option of the holder of Additional Notes at any time after the Amendment Date and on or prior to September 12, 2012, at a conversion price of $0.30 per share. The conversion price is subject to adjustment in accordance with the terms of the Amended Purchase Agreement. Concurrent with the issuance of the Additional Notes, pursuant to the terms of the Amended Purchase Agreement, the conversion price of the Original Notes and $610,000 aggregate principal amount of PIK Interest Notes issued on March 15, 2008 as payment of interest on the Original Notes, was adjusted to $0.30, making the aggregate principal amount of $15,610,000 of Notes convertible into an aggregate of 52,033,333 shares of common stock.

In addition, pursuant to the Amended Purchase Agreement, Plainfield has the right to designate up to a total of three directors to the Company’s Board of Directors, and the Company has agreed that the Board of Directors will consist of no more than six directors.

The Company and Alpha are negotiating an extension of the Agreement of Plan of Merger which was scheduled to close on March 28, 2008. The Company estimates that an extension to May 30, 2008 would cost $50,000.

See report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of December 31, 2007 to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluations of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Furthermore, due to our development stage situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2007, for the period from May 10, 2006 (date of inception) to December 31, 2006 and for the period from May 10, 2006 (date of inception) to December 31, 2007
F-4
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period From May 10, 2006 (date of inception) through December 31, 2007	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2007, for the period from May 10, 2006 (date of inception) to December 31, 2006 and for the period from May 10, 2006 (date of inception) to December 31, 2007
F-6
Notes to Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto

(a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

2.1
Share Exchange Agreement, dated July 26, 2006, by and among Metasun Enterprises, Inc. (now Pure Biofuels Corp.), Pure Biofuels del Peru S.A.C., the shareholders of Pure Biofuels del Peru S.A.C. and Luis Goyzueta (incorporated by reference from the Current Report on Form 8-K filed on July 28, 2006 (Commission File No. 000-50903))

3.1	Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference from the Current Report on Form 8-K filed on September 18, 2007 (Commission File No. 000-50903))

3.3
First Amendment to Amended and Restated Bylaws of Pure Biofuels Corp., dated as of March 26, 2008 (incorporated by reference from the Current Report on Form 8-K filed on April 1, 2008 (Commission File No. 000-50903))

4.1
Stockholders Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Luis Goyzueta, Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

4.2
Voting Agreement, dated September 12, 2007, between certain of the stockholders of Pure Biofuels Corp., Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

4.3
10%/12% Senior Convertible PIK Election Note, dated September 12, 2007, issued by Pure Biofuels Corp. to Plainfield Peru I LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

4.4	Form of Amendment to Option Agreement (incorporated by reference from the Current Report on Form 8-K filed on September 10, 2007 (Commission File No. 000-50903)) *

4.3	2006 Stock Option and Award Plan (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2006 (Commission File No. 000-50903)) *

10.1
Securities Purchase Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.2
Registration Rights Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., ARC Investment Partners, LLC, Tapirdo Enterprises, LLC and SGM Capital, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.3
Registration Rights Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference to our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.4
Amendment, dated September 12, 2007, to the Employment Agreement dated June 22, 2007 by and between Pure Biofuels Corp. and Steven Magami (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903)) *

10.5
Employment Agreement, dated June 22, 2007, by and between Pure Biofuels Corp. and Steven Magami (incorporated by reference from Exhibit 10.8 from our Quarterly Report on Form 10-QSB filed on August 14, 2007 (Commission File No. 000-50903))*

10.6
Stock Purchase Warrant, dated September 12, 2007, granted to Plainfield Peru II LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.7
Loan Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Palma Industrial S.A.C., Lenders and Plainfield Special Situations Master Fund Limited (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.8	Note in the name of Palma Industrial S.A.C. (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.9	Note in the name of Pure Biofuels del Peru S.A.C. (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.10
Subsidiaries Guaranty by and among Pure Biofuels del Peru S.A.C. and Pure Biofuels Corp. in favor of Plainfield Special Situations Master Fund Limited (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.11
Environmental Indemnity, dated as of September 10, 2007, by and between Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C., in favor of Plainfield Special Situations Master Fund Limited (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.12
Service Agreement dated August 6, 2007, by and between Ocean Marine S.A.C. and Pure Biofuels Del Peru S.A.C. (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.13
Waiver and Agreement, dated as of October 29, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Palma Industrial S.A.C., the subsidiaries of Pure Biofuels Corp. and Plainfield Special Situations Master Fund Limited (incorporated by reference from the Current Report on Form 8-K filed on November 2, 2007 (Commission File No. 000-50903))

10.14
Share Purchase Agreement dated September 15, 2006 between Metasun Enterprises, Inc. (now Pure Biofuels Corp.), Chad DeGroot and Alastair Anderson (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2006 (Commission File No. 000-50903))

10.15
Technology License Agreement between Pure Biofuels del Peru S.A.C. and Capricorn Del Peru S.A.C. dated September 4, 2006 (translated copy) (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.16
Engineering Services Contract between Pure Biofuels del Peru SAC and Polindustria S.A. dated September 29, 2006 (translated copy) (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.17
CDM Emission Reductions Purchase Agreement between Pure Biofuels del Peru S.A.C. and Ecosecurities Group P.L.C. dated September 7, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.18
Commercial Distribution Agreement between Pure Biofuels del Peru S.A.C. and Ocean Marine S.A.C. dated October 12, 2006 (translated copy) (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.19
Employment Agreement between Pure Biofuels Peru and Luis Goyzueta dated September 1, 2006 (translated copy) (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903)) *

10.20
Employment Agreement between Pure Biofuels Peru and Gustavo Goyzueta dated September 1, 2006 (translated copy) (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))*

10.21
Consulting Agreement with David Clifton and Clifton Consulting dated September 15, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.22
Consulting Agreement with Joy Clifton and Soar International dated September 15, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.23
Consulting Agreement with Tai Consulting and Andrew Tai dated September 15, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.24
Consulting Agreement with Miz 1 Consulting and Kevin Mizuno dated September 15, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 20, 2006 (Commission File No. 000-50903))

10.25
Agreement and Plan of Merger, dated as of December 4, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Interpacific Oil S.A.C., and certain Target Stockholders identified therein (incorporated by reference from the Current Report on Form 8-K filed on December 10, 2007 (Commission File No. 000-50903))

10.26
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 23, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Interpacific Oil S.A.C., and certain Target Stockholders identified therein (incorporated by reference from the Current Report on Form 8-K filed on January 25, 2008 (Commission File No. 000-50903))

10.27
Complete Settlement and Release Agreement, dated as of January 18, 2008, by and among Wharton Capital Partners, Ltd. and Wharton Capital Markets, LLC and Pure Biofuels Corp. (incorporated by reference from the Current Report on Form 8-K filed on January 25, 2008 (Commission File No. 000-50903))

10.28
Agreement, dated as of March 13, 2008, by Pure Biofuels Corp., Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C. (incorporated by reference from the Current Report on Form 8-K filed on March 19, 2008 (Commission File No. 000-50903))

10.29
First Amendment to Securities Purchase Agreement, dated as of March 26, 2008, by and among Pure Biofuels Corp., Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from the Current Report on Form 8-K filed on April 1, 2008 (Commission File No. 000-50903))

10.30
Amended and Restated Stockholders Agreement, dated as of March 26, 2008, by and among Pure Biofuels Corp., Luis Goyzueta, Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from the Current Report on Form 8-K filed on April 1, 2008 (Commission File No. 000-50903))

21.1	Subsidiaries

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP

23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Executive Compensation Plans or Arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOFUELS CORP.

By:	/s/ Luis Goyzueta
Luis Goyzueta Chief Executive Officer and Director

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Luis Goyzueta
Luis Goyzueta	Chief Executive Officer and Director	April 15, 2008
(Principal Executive Officer)
/s/ Steven S. Magami
Steven S. Magami	President and Director	April 15, 2008
/s/ Gustavo Goyzueta
Gustavo Goyzueta	Chief Financial Officer

	(Principal Financial Officer and Principal Accounting Officer)	April 15, 2008
/s/ Alberto Pinto
Alberto Pinto	Director	April 15, 2008
/s/ Eric Reehl
Eric Reehl	Director	April 15, 2008
/s/ C. Wendell Tewell
C. Wendell Tewell	Chairman of the Board of Directors	April 15, 2008