Form 10-K/A
period 2007-12-31
PURE BIOFUELS CORP
filed 2008-04-29
CIK 1283193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number 000-50903

PURE BIOFUELS CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9440 Little Santa Monica Blvd., Suite 401
Beverly Hills, CA 90210
(Address of principal executive office) (Zip Code)

1-310-402-5916
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

  (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 77,687,871 shares as of April 28, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Pure Biofuels Corp. for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007, and the cover page of this Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Pure Biofuels Corp. and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following individuals serve as the directors and executive officers of our Company as of April 28, 2008. All directors of our Company and our subsidiaries hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Luis Goyzueta	Chief Executive Officer and Director	33	July 26, 2006
C. Wendell Tewell	Chairman and Director	60	March 18, 2008
Gustavo Goyzueta	Chief Financial Officer	28	October 20, 2006
Steve Magami	President and Director	31	February 6, 2007
Alberto Pinto	Chief Operating Officer and Director	42	November 21, 2006
Eric Reehl	Director	44	September 12, 2007

Luis Goyzueta was appointed Chief Executive Officer of our Company on July 26, 2006 and has been a Director of our Company since September 15, 2006. Mr. Goyzueta was a director of Urex Energy Corp., a Nevada corporation whose business primarily includes the acquisition and exploration of uranium mining properties, from August 31, 2005 to December 14, 2006. Prior to this, Mr. Goyzueta had over nine years experience working as an executive with natural resource companies in Peru, including Minera Inka Sol. Also, from January 2000 to August 2006 he was the General Manager of Interpacific Oil. S.A.C, which company was merged with Pure Biofuels del Peru S.A.C. a Peruvian corporation which is our 99.9% owned subsidiary. In addition, from January 1998 to January 2005, Mr. Goyzueta was a director of Compañia Minera Mória, a privately held mining company in Peru, and, from January 2002 to January 2005, Oiltech S.A.C., a petrochemical distributor. Mr. Goyzueta obtained a degree in Economics and Finance from Bentley College in Boston, Massachusetts.

C. Wendell Tewell was appointed Chairman of our Board of Directors and a Director on March 18, 2008, as Plainfield Special Situations Master Fund Limited’s designee pursuant to an arrangement under an agreement, dated March 18, 2008, by and among our Company, Pure Biofuels del Peru, S.A.C., Palma Industrial S.A.C. and Plainfield Special Situations Master Fund Limited. Mr. Tewell has been a Senior Advisor to Plainfield Asset Management LLC since April 30, 2007. He has also served as a director of BioEnergy International since September 11, 2007. For much of his career, Mr. Tewell has been involved in the finance and operation of transportation assets and the development of energy and infrastructure projects. From 1999 to 2006, Mr. Tewell was with GATX where he was Chief of Staff and responsible for American Steamship, their Great Lakes shipping company. From 1996 to 1998, Mr. Tewell was President and CEO of Triton Container International, the largest container lessor in the world. Before Triton, Mr. Tewell was with GE Capital where he started project finance for Asia and was Acting President of GE Capital Asia Pacific. He also has worked at various financial institutions in leasing and project finance. Mr. Tewell earned an MBA in finance from the University of Michigan and a BA in Economics with Honors from Trinity College.

Gustavo Goyzueta was appointed Chief Financial Officer of our Company on October 20, 2006. Mr. Goyzueta served as a Director of our Company from November 21, 2006 until February 6, 2007. In addition, Mr. Goyzueta has held manager positions with Oiltech S.A.C. and Software S.A. since 2000. While working for these companies, he conducted investment analysis, negotiated terms, coordinated treasury functions and capital budgeting. Mr. Goyzueta obtained a B.Sc. in Finance from Bentley College in Boston, Massachusetts.

Steve Magami was appointed President of our Company since May 11, 2007 and has been a Director of our Company since February 6, 2007. Mr. Magami held the position of Chief Strategy Officer from February 6, 2007 until May 11, 2007. Since 2006, Mr. Magami has been a Partner of ARC Investment Partners, LLC, a Los Angeles-based private equity firm. In addition, from November 2007 Mr. Magami has served as the Chairman of the Board of Stratos Renewables Corporation. Mr. Magami has led a career as a private equity investor and operations executive, focused on the alternative energy and financial services industries. Mr. Magami’s experience in the biodiesel industry is extensive having both covered the industry as a private equity investor and served as an Officer of Safe Renewables, where he headed business and corporate development. From 2000 until 2006, Mr. Magami was Principal of Lovell Minnick Partners, a private equity firm managing $350 million of assets.

Alberto Pinto was appointed as Chief Operating Officer and a Director of our Company on November 21, 2006. Mr. Pinto has over 19 years of experience in the oil and shipping industries. He is the founder of a number of leading shipping and commodity trading companies in Peru, including Orion del Pacifico S.A.C., Trimarine Corporation S.A. and Interpacific Oil S.A.C. Mr. Pinto serves as the President of Ocean Marine S.A.C., a leading shipping and oil and gas products distribution company based in Peru since 1998, where he is responsible for the development of the company. Mr. Pinto obtained a Bachelors degree in Business Administration and a Masters in Business Administration from the Boston University School of Management in 1989.

Eric Reehl was appointed as a Director of our Company on September 12, 2007, as Plainfield Special Situations Master Fund Limited’s designee pursuant to an arrangement under a securities purchase agreement, dated September 12, 2007, by and among our Company, Plainfield Special Situations Master Fund Limited, Plainfield Peru I LLC, and Plainfield Peru II LLC. Mr. Reehl is a Managing Director of Plainfield Asset Management LLC and has been with the firm since 2006. Prior to joining Plainfield, from 2004 to 2006, Mr. Reehl led the Direct Lending Group in New York for CSG Investments, Inc., a wholly owned subsidiary of Beal Bank of Dallas, Texas, where he was responsible for collateralized direct lending originations. From 2002 to 2004, Mr. Reehl was a Director in the financial restructuring group of Ernst & Young Corporate Finance LLC (now a division of Macquarie Securities). From 1992 to 2002, Mr. Reehl was a Managing Director with Woodhaven Investors, Inc., a private equity firm in New York, where he was responsible for originating, closing, monitoring, and in some cases acting as a temporary executive for various portfolio companies. From 1989 to 1992, Mr. Reehl served first as Treasurer and later as Head of Corporate Development for Consolidated Capital, Inc. and its successor ConCap Equities, Inc. of Dallas, TX, a syndicator of real estate limited partnerships with $1.2 billion in assets, which successfully reorganized in bankruptcy. From 1988 to 1989, Mr. Reehl worked in the restructuring group at Arthur Young & Company in Houston, TX. Mr. Reehl received a B.S. in business in 1986 and an M.B.A. in 1987 from University of Texas at Austin.

Family Relationships

Other than as listed below, there are no family relationships between any of our directors and executive officers.

Luis Goyzueta, our chief executive officer and a director of our Company, is brother to Gustavo Goyzueta, our chief financial officer.

Board and Committee Meetings

Board Meetings

Our board of directors held no formal meetings during the year ended December 31, 2007 except for one meeting held in May 11, 2007 . All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2007, since we do not have any independent Directors, as defined by the Nasdaq Rules, we currently do not have an audit, nominating or a compensation committee or committees performing similar functions. Our entire board of directors makes decisions with respect to nominations, compensation and audit matters. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.

Board Nomination Process

There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We also believe that each member of our board of directors is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director of the Company, to be fully capable of discharging his duties as a member of our board of directors. However, none of the members of our board of directors has a professional background in accounting or “preparing, auditing, analyzing or evaluating financial statements.” In addition, at this time, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. If our board of directors determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. In 2007, Mr. Roseman's Form 3 was not timely filed. In addition, one transaction involving Mr. Goyzueta, one transaction involving Mr. Pinto, two transactions involving Mr. Magami, two transactions involving Mr. Roseman and one transaction involving Plainfield Asset Management LLC were not timely reported on Form 4.

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

Our Code of Business Conduct and Ethics was filed with the SEC on April 29, 2005 as Exhibit 14.1 to our Annual Report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pure Biofuels Corp., 9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

Item 11. Executive Compensation.

The following table sets forth information in respect of the compensation of the Principal Executive Officer, and our three most highly compensated executive officers who were serving as executive officers as of December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (10)		All Other Compensation ($)	Total ($)
Luis Goyzueta (1) (2)	2007	250,000	-	899,398	(3)	-	1,149,398
Chief Executive Officer and Director	2006	40,000	-	-		230,000	270,000
Steven Magami(4)	2007	200,000	50,000	449,699	(5)	-	699,699
President and Director	2006	-	-	-		-	-
Gustavo Goyzueta(6)	2007	150,000	-	899,398	(7)	-	1,049,398
Chief Financial Officer	2006	37,500	-	-		-	37,500
Alberto Pinto(8)	2007	180,000	-	899,398	(9)	-	1,079,398
Chief Operating Officer	2006	45,000	-	-		-	45,000

(1) Mr. Goyzueta became the Chief Executive Officer of our Company on July 26, 2006, and a director of our Company on September 15, 2006.

(2) Mr. Goyzueta was paid a consulting fee of $230,000 in connection with past services provided to Pure Biofuels del Peru S.A.C. pursuant to a share exchange agreement.

(3)  On June 11, 2007, Mr. Goyzueta was granted options to purchase 3,500,000 shares of our common stock. The options have an exercise price of $0.60.

(4) Mr. Magami became the President of our Company on May 11, 2007 and has been a director of our Company since February 6, 2007.

(5) On June 11, 2007, Mr. Magami was granted options to purchase 1,750,000 shares of our common stock. The options have an exercise price of $0.60.

(6) Mr. Goyzueta became the Chief Financial Officer of our Company on October 20, 2006.

(7) On June 11, 2007, Mr. Goyzueta was granted options to purchase 3,500,000 shares of our common stock. The options have an exercise price of $0.60.

(8) Mr. Pinto became the Chief Operating Officer and a director of our Company on November 21, 2006.

(9) On June 11, 2007, Mr. Pinto was granted options to purchase 3,500,000 shares of our common stock. The options have an exercise price of $0.60.

(10) The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2007 related to stock option awards to directors, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 12 to our consolidated financial statements. 25% of the options granted to directors in 2007 vested immediately and 12.5% of the options granted vested on the 6 month anniversary of June 11, 2007, the Grant Date.

Compensation Arrangements

Luis Goyzueta

On June 11, 2007, our Company’s Board of Directors approved a compensation arrangement for Luis Goyzueta. Under this arrangement, Mr. Goyzueta receives a salary of $250,000 per year, of which $120,000 is paid pursuant to an employment agreement with Pure Biofuels del Peru S.A.C. (“Pure Biofuels del Peru”) dated September 1, 2006, and an additional $130,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and Ocean Marine S.A.C. (“OM”) dated August 6, 2007. The compensation arrangement is retroactive to September 15, 2006. During the year ended December 31, 2007, we paid $1,149,398 to Mr. Goyzueta. During the year ended December 31, 2006, we paid $270,000 to Mr. Goyzueta.

Steve Magami

On June 22, 2007, we entered into an employment agreement with Mr. Magami, our President. The employment agreement provides for, among other things, a salary of $100,000 per year effective as of May 11 2007, the date Mr. Magami became President, plus a bonus in the amount of up to 150% of the salary subject to the Company’s board of directors approval, and a one year term renewable automatically each year for successive one year terms. The employment agreement acknowledges that Mr. Magami had been accruing the $100,000 per year salary since February 6, 2007, the date he became a director of our Company. If the Company terminates Mr. Magami without cause, other than due to death, permanent disability or nonrenewal of the employment agreement, Mr. Magami will receive (1) accrued but unpaid base salary and bonus, and reimbursable business expenses; and (2) payment equivalent to base salary for one year. In addition, upon the occurrence of a change of control, Mr. Magami is entitled to 100% acceleration of any unvested stock options. On September 12, 2007, the Company and Mr. Magami, entered into an amendment to the employment agreement dated June 22, 2007, pursuant to which Mr. Magami’s salary was increased from $100,000 per year to $200,000 per year. During the year ended December 31, 2007, we paid $699,699 to Mr. Magami.

Gustavo Goyzueta

On June 11, 2007, the Company’s Board of Directors approved a compensation arrangement for Gustavo Goyzueta, our Chief Financial Officer. Under this arrangement, Mr. Goyzueta receives a salary of $150,000 per year, of which $60,000 is paid pursuant to an employment agreement with Pure Biofuels del Peru, dated September 1, 2006, and an additional $90,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and OM, dated August 6, 2007. The compensation arrangement is retroactive to September 15, 2006. During the year ended December 31, 2007, we paid $1,049,398 to Mr. Goyzueta. During the year ended December 31, 2006, we paid $37,500 to Mr. Goyzueta.

Alberto Pinto

On June 11, 2007, the Company’s Board of Directors approved a compensation arrangement for Alberto Pinto, our Chief Operating Officer. Under this arrangement, Mr. Pinto will receive a salary of $180,000 per year, of which $60,00 will be paid pursuant to an employment agreement to be entered into with Pure Biofuels del Peru, and an additional $120,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and OM, dated August 6, 2007. This compensation shall be payable retroactive to September 15, 2006. During the year ended December 31, 2007, we paid $1,079,398 to Mr. Pinto. During the year ended December 31, 2006, we paid $45,000 to Mr. Pinto.

On August 13, 2007, we entered into the above-referenced services agreement with OM. Luis Goyzueta, Alberto Pinto and Gustavo Goyzueta are affiliates of OM.

Other Arrangements or Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. Our directors and executive officers may receive stock options under the Company’s Stock Option and Award Plan (the “Plan”). In 2006, the Company initially reserved an aggregate of 18,000,000 shares of the Company’s common stock (the “Available Shares”) for issuance pursuant to the exercise of stock options. On April 27, 2007, our board of directors amended and restated our Plan to increase the number of Available Shares from a total of 18,000,000 to 21,000,000, subject to shareholder approval which was obtained in November 19, 2007.

The Plan provides for the granting at the discretion of the Board of Directors stock options, stock appreciation rights, stock awards, phantom stock, performance awards, and other stock-based awards. Participation in the plan is open to all employees, officers, and directors of, and other individuals providing bona fide services to or for the Company.

Grants of Stock Options

On June 11, 2007, the Company granted 14,000,000 common stock options exercisable at $0.98 per share to various officers and directors. The options expire in June 2017. On September 4, 2007, the Company re-priced these options reducing the exercise price from $0.98 to $0.60. 25% of the options granted to directors in 2007 vested immediately and 12.5% of the options granted vested on the 6 month anniversary of June 11, 2007, the Grant Date.

The following summarizes the stock options transactions for the year ended December 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-
Granted	14,000,000	$0.60
Outstanding, December 31, 2007	14,000,000	$0.60	9.45	$-
Exercisable, December 31, 2007	5,250,000	$0.60	9.45	$-

Potential Payments Upon Termination or Change in Control

Pursuant to his employment agreement, if the Company terminates Mr. Magami’s employment without Cause other than due to death, permanent disability or nonrenewal of the employment agreement, Mr. Magami will receive (1) accrued but unpaid base salary and bonus, and reimbursable business expenses; and (2) payment equivalent to base salary for one year. In addition, upon the occurrence of a change of control, as defined in the Plan, Mr. Magami is entitled to 100% acceleration of any unvested stock options.

Other than as described above, we have not entered into any severance agreements or any other type of termination or change in control agreements with any of our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised options, options that have not vested and equity incentive plan awards for our named executive officers:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Luis Goyzueta (1) (2) Chief Executive Officer and Director	1,312,500	2,187,500	2,187,500	0.60	06/11/2017
Steve Magami(1) (3) President and Director	656,250	1,093,750	1,093,750	0.60	06/11/2017
Gustavo Goyzueta (1) (4) Chief Financial Officer	1,312,500	2,187,500	2,187,500	0.60	06/11/2017
Alberto Pinto (1) (5) Chief Operating Officer	1,312,500	2,187,500	2,187,500	0.60	06/11/2017

(1) On June 11, 2007 (the “Grant Date”) we entered into non statutory stock option agreements (the “Agreements”) with Luis Goyzueta, our Chief Executive Officer and a Director, Gustavo Goyzueta, our Chief Financial Officer, Alberto Pinto, our Chief Operating Officer and a Director, and Steven Magami, our President and a Director (each, an “Optionee”), under the Company’s Stock Option and Award Plan (the “Plan”). On September 4, 2007, the Company and each of the Optionees amended the Agreements under the Plan, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date that the board of directors approves the amendment. The Options are exercisable in accordance with the following schedule: (a) 25% of the Options are exercisable on the Grant Date, and (b) 12.5% of the Options become exercisable on each six month anniversary of the Grant Date, through the third anniversary of the Grant Date. The Options expire on June 9, 2017, the last business day coincident with or prior to the 10 th anniversary of the Grant Date, unless fully exercised or terminated earlier.

(2) The total number of shares Mr. Goyzueta may purchase is 3,500,000 at an exercise price of $0.60 per share. The options expire at 5:00 pm Eastern Time on the last business day coincident with or prior to the 10th anniversary of the Grant Date, unless fully exercised or terminated earlier.

(3) The total number of shares Mr. Magami may purchase is 1,750,000 at an exercise price of $0.60 per share. The options expire at 5:00 pm Eastern Time on the last business day coincident with or prior to the 10th anniversary of the Grant Date, unless fully exercised or terminated earlier.

(4) The total number of shares Mr. Goyzueta may purchase is 3,500,000 at an exercise price of $0.60 per share. The options expire at 5:00 pm Eastern Time on the last business day coincident with or prior to the 10th anniversary of the Grant Date, unless fully exercised or terminated earlier.

(5) The total number of shares Mr. Pinto may purchase is 3,500,000 at an exercise price of $0.60 per share. The options expire at 5:00 pm Eastern Time on the last business day coincident with or prior to the 10th anniversary of the Grant Date, unless fully exercised or terminated earlier.

Director Compensation

The following table provides compensation information for persons who served on our board of directors in 2007, except for Messrs. Luis Goyzueta, Steven Magami and Alberto Pinto. Compensation received by Messrs. Goyzueta, Magami and Pinto is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Eric Reehl(2)	-	-	-

C. Wendell Tewell(3)	-	-	-

Adam Roseman (4) (5)	50,000	449,699	499,699

(1) The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2007 related to stock option awards to directors, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 12 to our consolidated financial statements. 25% of the options granted to directors in 2007 vested immediately and 12.5% of the options granted vested on the 6 month anniversary of June 11, 2007, the Grant Date.

(2) Mr. Reehl became a director of our Company on September 12, 2007.

(3) Mr. Tewell became a director and the Chairman of the Board of our Company on March 18, 2008.

(4) Mr. Roseman was a director and the Chairman of the Board of our Company from February 6, 2007 until March 18, 2008. On June 11, 2007, our Company’s Board of Directors approved a compensation arrangement for Mr. Roseman, pursuant to which Mr. Roseman received compensation in the aggregate of $50,000 per year, retroactive to February 6, 2007, for his services as Chairman of the Board of Directors. At the time of his resignation 656,250 of the options granted to Mr. Roseman had vested. Mr. Roseman did not resign as a result of any disagreement with the Company.

We reimburse our directors for expenses incurred in connection with attending board meetings. Except for fees of $50,000 paid and stock options granted to Mr. Roseman, we did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended December 31, 2007.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Except for Mr. Roseman, no director received and/or accrued any compensation for his services as a director and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

As of December 31, 2007 we have one compensation plan in place, entitled 2006 Stock Option and Award Plan. This plan was approved by our security holders on November 19, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
2006 Stock Option and Award Plan	21,000,000	$0.60	7,000,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 28, 2008, certain information with respect to the beneficial ownership of our Common Stock by (1) each person we know to own beneficially more than 5% of our Common Stock, (2) each person who is a director, (3) each of our named executive officers, and (4) all of our executive officers and directors as group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percentage of Class(1)
Luis Goyzueta (2) c/o Calle Los Euchariz 150 Dpto 201 Monterrico, Surco Lima 33, Peru	5,315,490	6.7

Steven Magami (3) c/o ARC Investment Partners LLC 9440 Little Santa Monica Blvd. Suite 401 Beverly Hills, CA 90210	2,006,250	2.6

Alberto Pinto (2) Calle Bolivar 402, Of 301 Miraflores, Lima, Peru	3,916,833	5.0

Gustavo Goyzueta (2) Av. La Merced 810 Surco, Lima, Peru	2,814,000	3.6

Eric Reehl c/o Plainfield Asset Management LLC 55 Railroad Avenue Greenwich, CT 06830	__	__

C. Wendell Tewell c/o Plainfield Asset Management LLC 55 Railroad Avenue Greenwich, CT 06830	__	__

Plainfield Asset Management LLC (4) 55 Railroad Avenue Greenwich, CT 06830	122,910,850	65.0

All current Directors and Executive Officers as a Group (6 persons)(2)	14,052,573	17.1

(1) Based on 77,687,871 shares of common stock issued and outstanding as of April 28, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 1,312,500 vested but unexercised options.

(3) 1,350,000 shares are owned by SGM Capital, LLC, for which Mr. Magami serves as managing member and has investing and dispositive control. The remaining 656,250 shares are vested but unexercised options.

(4) These shares are owned directly by Plainfield Peru II LLC, a Delaware limited liability company, and indirectly by Plainfield Special Situations Master Fund Limited, Plainfield Asset Management LLC and Max Holmes. Plainfield Special Situations Master Fund Limited, a Cayman Islands exempted company, is the sole member of Plainfield Peru II LLC. Plainfield Asset Management LLC, a Delaware limited liability company, is the manager of Plainfield Special Situations Master Fund Limited. Max Holmes, an individual, is the chief investment officer of Plainfield Asset Management LLC. Each of Plainfield Asset Management LLC and Max Holmes disclaims beneficial ownership of all such shares. Includes 52,033,333 shares issuable upon conversion of the convertible notes owned by Plainfield Peru I LLC, a Delaware limited liability company and a wholly-owned subsidiary of Plainfield Special Situations Master Fund Limited, and 59,227,517 shares issuable upon exercise of warrants owned by Plainfield Peru II LLC. Does not include new warrants in an amount when exercised equal to $17,346,939 divided by an exercise price per share of the Company’s common stock to be determined, but to be no greater than $0.30 (the “Warrant Issuance”). If the Warrant Issuance were completed, and assuming an exercise price of $0.30, Plainfield and its affiliates would also hold warrants to purchase a minimum of 57,823,130 shares of our common stock, and would own approximately 68.4% of our common stock on a fully diluted basis

Changes in Control

Plainfield and its affiliates currently own (1) 11,650,000 shares of the Company’s common stock; (2) warrants exercisable into 59,227,517 shares of the Company’s common stock at a conversion price of approximately $0.30 per share and (3) $15,610,000 aggregate principal amount of notes convertible into 52,033,333 shares of the Company’s common stock at a conversion price of $0.30. If Plainfield and its affiliates were to convert the warrants and the notes into shares of our common stock, they would own approximately 65.0% of our common stock on a fully diluted basis.

In addition, on April 18, 2008, the Company, as Guarantor, entered into a Second Amendment to Loan Documents (the “Loan Amendment”) with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C. and Plainfield. The Amendment amends the loan agreement entered into by the Company, the Borrowers and Plainfield on September 12, 2007 as amended by an amendment executed on March 13, 2008. Under the terms of the Loan Amendment, if requested by Plainfield, the Company is required to issue warrants to Plainfield to purchase a number of shares of the Company’s common stock in an amount when exercised equal to $17,346,939 divided by an exercise price per share of the Company’s common stock to be determined, but to be no greater than $0.30 (the “Warrant Issuance”). If the Warrant Issuance were completed, and assuming an exercise price of $0.30, Plainfield and its affiliates would also hold warrants to purchase a minimum of 57,823,130 shares of our common stock, and would own approximately 68.4% of our common stock on a fully diluted basis.

Except as set forth above, we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Equity Arrangement with Affiliates

On February 6, 2007, our Company, Luis Goyzueta, and certain shareholders (the “Transferring Shareholders”), entered into an agreement with ARC Investment Partners (“ARC”), Tapirdo Enterprises, LLC (“Tapirdo”), and SGM Capital, LLC (“SGM”), pursuant to which the Transferring Shareholders agreed to transfer (1) 3,000,000 shares of our Company’s Common Stock to ARC, (2) 2,000,000 shares of our Company’s common stock to Tapirdo, and (3) 1,000,000 shares of our Company’s Common Stock to SGM, upon the completion by our Company of a financing of no less than $7.5 million.

On June 22, 2007, our Company, the Transferring Shareholders, ARC, Tapirdo, SGM, and U.S. Bank National Association, entered into an escrow agreement pursuant to which the Transferring Shareholders will transfer the shares upon the Company entering into a financing transaction, as referred to above.

On April 19, 2007, our Company closed a $3.0 million financing entitling ARC, Tapirdo and SGM to their respective portions of 40% of the Shares.

On September 12, 2007, our Company closed a $30.0 million financing entitling ARC, Tapirdo and SGM to the remaining 3,600,000 shares which were allocated 1,565,000, 1,085,000 and 950,000 shares, respectively.

Interpacific Merger

On May 11, 2007, we entered into a binding letter of intent with Interpacific Oil SAC, a Peruvian corporation (“Interpacific”), and its shareholders, Luis Goyzueta, Alberto Pinto and Patrick Orlando, which provides for the acquisition by us of either all the assets or all the capital stock of Interpacific. Each of Luis Goyzueta, Chief Executive Officer and director of our Company, and Alberto Pinto, Chief Operating Officer and director of our Company, are Interpacific Stockholders. The shares of common stock to be issued on behalf of the shares of Interpacific capital stock held by Luis Goyzueta will be issued to Luis Goyzueta’s father, Luis F. Goyzueta.

On December 4, 2007, our Company, Pure Biofuels del Peru S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company (“Pure Biofuels del Peru”), Interpacific, and certain stockholders of Interpacific (the “Interpacific Stockholders”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pure Biofuels del Peru will acquire all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peru law.

Pursuant to the Merger Agreement, the outstanding capital stock of Interpacific will be converted into the right to receive merger consideration (the “Merger Consideration”) payable beginning 90 days after the closing of the transaction, subject to certain performance-based adjustments described below and consisting of the following: (i) up to $6,300,000, payable with (A) Seven Hundred Thousand Dollars $700,000 in cash, certified or bank check or wire transfer of immediately available funds and (B) up to 9,333,333 shares of common stock and (ii) a five year warrant to purchase up to 2,925,000 shares of common stock, at an exercise price of $0.47.

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

The Merger Agreement contains customary representations and warranties and covenants. The consummation of the transaction was conditioned, among other things, upon approval by the Interpacific Stockholders by the requisite vote under Peru law and Interpacific’s Articles of Incorporation and Bylaws, which vote has been obtained.

On January 23, 2008, our Company, Pure Biofuels del Peru, Interpacific and the Interpacific Stockholders entered into an amendment to the Merger Agreement (the “Amendment”). Pursuant to the Amendment, $700,000 cash consideration and 2,166,667 shares of common stock payable to the Interpacific Stockholders in consideration of the merger is payable within three days of the execution of the Amendment instead of 90 days after closing, as contemplated by the Merger Agreement. To date, no other consideration has been paid pursuant to the Merger Agreement.

Although the acquisition of Interpacific did not occur until December 4, 2007, under Peruvian law, since September 1, 2007, Interpacific and Pure Biofuels del Peru were operated as one company.

Stock-Based Compensation

On June 11, 2007, or the Grant Date, our Board of Directors approved the grant of options to purchase an aggregate of 14,000,000 shares of Common Stock, or the Options, at an exercise price per share equal to $0.98, the average of the high bid and low ask prices on the Grant Date, quoted on the OTC Bulletin Board Service, to the Chairman of the Board and the Company’s Executive Officers. The Options are exercisable in accordance with the following schedule: (a) 25% of the Options are exercisable on the Grant Date, and (b) 12.5% of the Options become exercisable on each six month anniversary of the Grant Date, through the third anniversary of the Grant Date. The Options expire on June 9, 2017, the last business day coincident with or prior to the 10 th anniversary of the Grant Date, unless fully exercised or terminated earlier.

The following table sets forth the allocation of these Options:

Name and Position	Number of Options
Luis Goyzueta, Chief Executive Officer	3,500,000
Gustavo Goyzueta, Chief Financial Officer	3,500,000
Carlos Alberto Pinto, Chief Operating Officer	3,500,000
Steven Magami, President	1,750,000
Adam Roseman, former Chairman of the Board	1,750,000

On September 4, 2007 all of the Options were amended to provide for a $0.60 per share exercise price.

On March 14, 2008, Adam Roseman resigned as chairman of our board of directors. As of March 14, 2008, 656,250 of Mr. Roseman’s options had vested.

Compensation Arrangements

On June 11, 2007, the Company’s Board of Directors approved the following compensation arrangements for the Chairman of the Board and the Executive Officers:

Luis Goyzueta will receive in the aggregate of $250,000 per year, of which $120,000 is being paid pursuant to an employment agreement with Pure Biofuels del Peru, and an additional $130,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and OM. This compensation shall be payable retroactive to September 15, 2006.

Gustavo Goyzueta will receive in the aggregate of $150,000 per year, of which $60,000 is paid pursuant to an employment agreement with Pure Biofuels del Peru and an additional $90,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and OM. This compensation shall be payable retroactive to September 15, 2006.

Alberto Pinto will receive in the aggregate of $180,000 per year, of which $60,00 will be paid pursuant to an employment agreement to be entered into with Pure Biofuels del Peru and an additional $120,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and OM. This compensation shall be payable retroactive to September 15, 2006.

On August 6, 2007, we entered into the above-referenced services agreement with OM. Luis Goyzueta, Alberto Pinto and Gustavo Goyzueta are affiliates of OM.

Adam Roseman received compensation in the aggregate of $50,000 per year, retroactive to February 6, 2007, for his services as our former Chairman of the Board of Directors. On March 14, 2008, Mr. Roseman resigned as the chairman of our board of directors.

On September 12, 2007, our Company and Steven Magami, the Company’s President, entered into an amendment to the employment agreement dated June 22, 2007 (the “Amended Employment Agreement”). Pursuant to the Amended Employment Agreement, Mr. Magami’s salary was increased from $100,000 per year to $200,000 per year.

ARC and Tapirdo Registration Rights Agreement

On September 12, 2007, our Company entered into a registration rights agreement (the “ARC Registration Rights Agreement”) with ARC, Tapirdo (an affiliate of Adam Roseman, our former Chairman of the Board), and SGM (an affiliate of Steven Magami, our President) (collectively, the “ARC Holders”) in which the Company granted to each of the ARC Holders the right to request two demand registrations. In addition, the ARC Holders were granted certain shelf registration and piggyback registration rights.

Plainfield Debt and Equity Transactions

On September 12, 2007, certain of our stockholders (the “Stockholders”) entered into a voting agreement (the “Voting Agreement”) with Plainfield Special Situations Master Fund Limited, a Cayman Islands company (“PSSM”), Plainfield Peru I LLC, a Delaware limited liability company (“LLCI”), and Plainfield Peru II LLC, a Delaware limited liability company (“LLCII” and together with LLCI, “Plainfield”). Pursuant to the Voting Agreement, the Stockholders agreed to vote all common stock of the Company beneficially owned by them at any regular or special meeting of the stockholders of the Company in favor of a proposal to (i) increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes (as defined below and including any Notes issued in lieu of interest thereon) (the date of such amendment, the “Amendment Date”) and the Warrants (as defined below) and (ii) delete Article 15 from the Articles of Incorporation of the Company. The Voting Agreement shall terminate upon the earlier of (i) stockholder approval of the actions set forth above, or (ii) January 31, 2008.

Also on September 12, 2007, a stockholders agreement (the “Stockholders Agreement”) was executed among Luis Goyzueta, our Chief Executive Officer and a director, Plainfield and our Company. Under the Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause an individual designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined below) held by Plainfield to be elected as a director of the Company pursuant. He further agreed to retain his voting rights and to not sell, dispose of or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Stockholders Agreement.

On September 12, 2007, our Company entered into a securities purchase agreement (the “Purchase Agreement”), with PSSM and Plainfield, pursuant to which the Company agreed to sell to Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after the Amendment Date upon which the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. Our Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that our Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions. Furthermore, our Company agreed to take all necessary actions to cause Erich Reehl to be elected as a director of the board of directors or our Company.

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

On October 29, 2007, the Company entered into a Waiver and Agreement, or the Waiver Agreement, by and among us, Pure Biofuels del Peru, Palma Industrial, S.A.C. (“Palma Industrial”) (together with our Company, the “Borrowers”), the subsidiaries of the Borrowers and PSSM, as Administrative Agent. Pursuant to the Waiver Agreement, the Borrowers may incur loans under the Loan Agreement, in accordance with the terms of the Loan Agreement, notwithstanding certain Specified Defaults (as defined in the Waiver Agreement) until November 27, 2007.

In consideration for the lender under the Loan Agreement and Administrative Agent entering into the Waiver Agreement, on October 29, 2007, we issued to LLC II 250,000 shares of our common stock. In addition, if all the Specified Defaults have not been cured prior to 12:00 p.m. (noon) New York City time on each of November 5, 2007, November 12, 2007, November 19, 2007 and November 26, 2007, we shall issue to LLC II 100,000 shares of our common stock on each such date. Pursuant to the terms of the Waiver Agreement, we issued 100,000 shares to Plainfield on each of November 5, 2007, November 12, 2007, November 19, 2007 and November 26, 2007.

On March 13, 2008, our Company entered into an agreement (the “Agreement”) by the Company, Pure Biofuels del Peru and Palma Industrial (together with our Company, the “Borrowers”), in favor of Plainfield. Pursuant to the Agreement, the Borrowers may draw down an additional $818,000 (the “Additional Loan”) under the Loan Agreement, dated as of September 12, 2007, by and between the Borrowers and Plainfield, as Lender and Administrative Agent.

In consideration for Plainfield funding the additional money to the Company, the Borrowers agreed to (1) execute and deliver all amendments and reaffirmations of the Loan Agreement and related documents and take all such other actions as Plainfield requires in connection with the making of the Additional Loan; (2) reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock from $0.60 to $0.30; (3) take all actions necessary to (a) increase the number of directors on the board of directors of the Company that are Plainfield designees from 1 to either 2 or 3, at the sole discretion of LLCI and LLCII, (b) cause Christopher Tewell to be elected the chairman of the board of directors of our Company and (c) provide such designated directors with certain blocking rights they may specify; and (4) pay all costs and expenses paid or incurred by Plainfield in connection with the foregoing within five days following written notice from Plainfield of the amount so incurred or paid by Plainfield.

On March 26, 2008, the Company entered into a first amendment to the Purchase Agreement (the “Amended Purchase Agreement”) with Plainfield. The Amended Purchase Agreement amends the Purchase Agreement, pursuant to which the Company agreed to sell to Plainfield the Shares, (ii) $10,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012 (the “Original Notes”), and (iii) the Warrants to purchase up to 56,938,245 shares of common stock. Pursuant to the Amended Purchase Agreement, the Company agreed to sell to Plainfield $5,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Additional Notes”, and, together with the Original Notes, the “Notes”). The terms of the Additional Notes are substantially the same as the Original Notes except for the conversion price as described below. The sale of the Additional Notes is exempt from registration pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended. In connection with the sale of the Additional Notes, the Company incurred various agent and investment banking fees in the aggregate amount of $250,000.

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

The Company will pay interest on the Additional Notes semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Additional Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, may elect to pay interest on the Additional Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest Notes”). The first payment of interest shall be paid in PIK Interest Notes.

The Additional Notes are senior unsecured obligations of our Company and rank equally in right of payment to our Company’s future senior indebtedness. The Additional Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

If there is an event of default on the Additional Notes, the principal amount of the Additional Notes, plus accrued and unpaid interest may be declared immediately due and payable, subject to certain conditions set forth in the Additional Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events involving our Company. It is an event of default under the Additional Notes if (i) our Company fails to pay accrued interest, principal amount or another amount with respect to the Notes when due; (ii) certain events of bankruptcy, insolvency or reorganization with respect to our Company specified in the Notes occur; (iii) our Company fails to pay when due any other indebtedness in excess of $100,000; (iv) any of the Transaction Documents (as defined in the Amended Purchase Agreement) shall cease to be in full force and effect; (v) our Company fails to make the payments on the Additional Notes required upon a Change of Control (as defined in the Purchase Agreement); (vi) certain judgments or decrees shall be entered against us or any of our subsidiaries in an amount exceeding $100,000; (vii) our Company defaults in the due performance or observance by it of any term, covenant or agreement contained in the Purchase Agreement; or (viii) any representation, warranty or statement made or deemed made by our Company in connection with the transaction shall prove to be untrue in any material respect on the date as of which made or deemed made.

Our Company also agreed to grant to Plainfield, within 90 days of the Additional Notes Closing Date (as defined in the Amended Purchase Agreement), security interests in such assets and Capital Stock of our Company’s Subsidiaries (as defined in the Purchase Agreement) as may be requested from time to time by the Purchaser. Failure to grant such interests shall give rise to an immediate Event of Default pursuant to the Amended Purchase Agreement and the Loan Agreement.

On March 26, 2008, an amended and restated stockholders agreement (the “Amended Stockholders Agreement”) was executed among Luis Goyzueta, our chief executive officer and a director, LLCI, LLC II, (LLCII and together with LLCI, “Plainfield”), and the Company. The Amended Stockholders Agreement amends and restates in its entirety the stockholders agreement, dated as of September 12, 2007, by and among Mr. Goyzueta, Plainfield and our Company. Under the Amended Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause up to a total of three individuals designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined above) held by Plainfield to be elected to the Company’s Board of Directors ( each, a “Plainfield Director”). He further agreed to retain his voting rights and to not sell, dispose of or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Amended Stockholders Agreement. In addition, Mr. Goyzueta agreed to vote, and the Company agreed to take all necessary or desirable actions, as are necessary to prevent the removal, without cause, of a Plainfield Director without the prior written consent of Plainfield or any permitted transferee of more than 50% of the Notes held by Plainfield. If the position of any Plainfield Director becomes vacant for any reason, Mr. Goyzueta will vote, and the Company will take all necessary or desirable actions, as are necessary to immediately cause an alternative Plainfield Director to be elected to our Company’s Board of Directors.

On April 18, 2008, the Company, as Guarantor, entered into a Second Amendment to Loan Documents (the “Amendment”) with Pure Biofuels del Peru and Palma Industrial (the “Borrowers”), PSSM, as the Lender and Administrative Agent and the other credit parties thereto. The Amendment amends the loan agreement Loan Agreement and certain related documents (together with the Loan Agreement, the “Loan Documents”) entered into by the Company, the Borrowers and Plainfield on September 12, 2007 as amended by an amendment executed on March 13, 2008.

Pursuant to the terms of the Amendment, available borrowings under the Loan Agreement were increased by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement is $37,346,939. Prior to the execution of the Amendment, the Company had borrowed $20,000,000 under the Loan Agreement. On April 18, 2008, the Company borrowed an additional $4,413,265.

Also pursuant to the Amendment, interest under the Loan Agreement from and including March 12, 2008 to but excluding October 1, 2008, shall accrue and be due and payable in four equal installments to be paid on October 1, 2008, November 1, 2008, December 1, 2008 and January 1, 2009.

Obligations under the Loan Agreement are secured by liens on substantially all of the assets of the Company, the Borrowers and each of the Borrowers’ subsidiaries. However, pursuant to the Amendment, Plainfield agreed to release any liens or security interests on inventory (including raw materials, finished product, byproducts and inventory in process) and accounts receivable and the proceeds therefrom of the Borrowers.

Under the terms of the Amendment, the Company and the Borrowers agreed to (1) implement a trust arrangement with respect to the Collateral (as defined in the Loan Agreement) within 120 days of the effective date of the Amendment, (2) if requested by Plainfield and/or  LLCI and LLCII, (collectively, the “Purchaser”), recapitalize the debt and equity structure of the Borrowers and the other Credit Parties (as defined in the Loan Agreement) in order to cause the reduction of the amount outstanding under the Convertible Notes (as defined in the Loan Agreement), including, if requested by the Purchaser and/or Plainfield, any collateral secured pursuant to the Convertible Note Documents (as defined in the Loan Agreement) and/or the Amendment) and an increase in the amount outstanding under the Loans in a manner satisfactory to the Administrative Agent within 90 days of such request, (3) if requested by Plainfield and/or the Purchaser, have the Company issue warrants to Plainfield to purchase an amount of shares of the Company’s common stock in an amount when exercised equal to $17,346,939 divided by an exercise price per share of the Company’s common stock to be determined but no greater than $0.30 (the “Warrant Issuance”) and in connection with the Warrant Issuance there will be grants of certain equity to management based on performance measures to be mutually agreed upon by the Company and Plainfield within 90 days of such request, and (4) amend the Company’s articles of incorporation to increase its authorized common stock in an amount sufficient to support the issuance of the common stock underlying the Warrant Issuance (the “Stock Authorization Amendment”) within 90 days of such request (or 120 days if the Securities and Exchange Commission reviews the preliminary proxy filed in connection therewith).

Upon the closing of the Loan Amendment, Plainfield and its affiliates own (1) 11,650,000 shares of the Company’s common stock; (2) warrants exercisable into 59,227,517 shares of the Company’s common stock at an exercise price of approximately $0.30 per share and (3) $15,610,000 aggregate principal amount of notes convertible into 52,033,333 shares of the Company’s common stock at a conversion price of $0.30. If the Warrant Issuance were completed, Plainfield and its affiliates would also own warrants to purchase an amount of shares of the Company’s common stock equal to $17,346,939 at a maximum conversion price of $0.30, or a minimum of 57,823,130 shares. Plainfield is the sole lender and administrative agent under the Loan Agreement. In addition, two of the Company’s five current directors, including the Chairman of the Board, are affiliates of Plainfield and Plainfield has the right to designate up to a total of three directors to the Company’s Board of Directors, which the Company has agreed will consist of no more than six directors.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2007, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and our Forms 10-Q were estimated to be approximately $100,000.

For the year ended December 31, 2006, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were estimated to be approximately $30,000.

Audit Related Fees

For the year ended December 31, 2007, the aggregate fees billed for assurance and related services by Moore Stephens Wurth Frazer and Torbet, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $124,000.

For the year ended December 31, 2006, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton LoBonte LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $8,000.

Tax Fees

For the year ended December 31, 2007, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for other non-audit professional services, other than those services listed above, totaled $20,000.

For the year ended December 31, 2006, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for other non-audit professional services, other than those services listed above, totaled $0.

We do not use Moore Stephens Wurth Frazer and Torbet, LLP and/or Dale Matheson Carr-Hilton LaBonte LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore Stephens Wurth Frazer and Torbet, LLP and/or Dale Matheson Carr-Hilton LaBonte LLP to provide compliance outsourcing services.

Pre-Approval Policies and Procedures

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore Stephens Wurth Frazer and Torbet, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our entire board of directors; or

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

The board of directors has considered the nature and amount of fees billed by Moore Stephens Wurth Frazer and Torbet, LLP and Dale Matheson Carr-Hilton LaBonte LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore Stephens Wurth Frazer and Torbet, LLP’s and Dale Matheson Carr-Hilton LaBonte LLP’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)-(2) The financial statements or required financial statement schedules are included in the Original Filing.

(3) Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K/A (Amendment No. 1):

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

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (incorporated by reference from the Current Report on Form 8-K filed on September 18, 2007 (Commission File No. 000-50903))

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

21.1	Subsidiaries (1)

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP (1)

23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*Executive Compensation Plans or Arrangements
(1)Filed with the Original Filing.
(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.
PURE BIOFUELS CORP.

By:	/s/ Luis Goyzueta
Luis Goyzueta Chief Executive Officer and Director

Date: April 29, 2008