Form 10-Q
period 2008-03-31
PURE BIOFUELS CORP
filed 2008-05-20
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-50907

PURE BIOFUELS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	47-0930829 (I.R.S. Employer Identification No.)

9440 Little Santa Monica Blvd., Suite
401 Beverly Hills, CA 90210
(Address of Principal Executive Offices) (Zip Code)

1-310-402-5916
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
Yes ☐ No ☒

As of May 20, 2008, the Company had 77,687,871 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

Pure Biofuels Corp.
(formerly Metasun Enterprises, Inc.)
(A Development Stage Company)

Index
Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	1
Unaudited Consolidated Statements of Operations for the three months
ended March 31, 2008 and 2007 and for the period from date of inception (May 10, 2006) to March 31, 2008	2
Unaudited Consolidated Statements of Stockholders’ Equity	3
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from date of inception (May 10, 2006) to March 31, 2008	4
Notes to Consolidated Financial Statements (unaudited)	5

Item 1. Financial Statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$5,009,625	$2,991,104
Restricted cash	-	740,376
Other receivables	505,769	325,737
Prepaid expenses and other assets	239,963	516,406
Due from related parties	21,286	2,907
TOTAL CURRENT ASSETS	5,776,643	4,576,530

VAT RECEIVABLE	4,233,336	2,613,496
PREPAYMENT FOR EQUIPMENT PURCHASE	-	174,276
PROPERTY PLANT AND EQUIPMENT, net	24,604,509	15,842,898
DEBT ISSUANCE COSTS, net	4,068,621	3,926,340
GOODWILL	1,459,524	1,337,288
DEPOSIT FOR ACQUISITION OF IMMOBILIARIA ALPHA	218,135	199,867

TOTAL ASSETS	$40,360,768	$28,670,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,116,147	$1,918,980
Due to prior sharholders of Interpacific Oil	-	996,667
Due to related parties	208,638	208,638
Convertible promissory note	-	60,000

TOTAL CURRENT LIABILITIES	5,324,785	3,184,285

CONVERTIBLE NOTES, net of debt discount of $15,370,026	239,974	602,080
LINE OF CREDIT	20,000,000	16,400,000
TOTAL LIABILITIES	25,564,759	20,186,365

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued
Common stock; $0.001 par value; 250,000,000 shares
authorized; 77,687,871 and 75,319,769 shares issued and outstanding	77,688	75,320
Additional paid-in capital	39,427,744	30,487,037
Subscriptions received in advance		-
Accumulated other comprehensive loss	(386,415)	(199,791)
Deficit accumulated during the development stage	(24,323,008)	(21,878,236)

TOTAL STOCKHOLDERS’ EQUITY	14,796,009	8,484,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,360,768	$28,670,695

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008

			For the period
			from May 10, 2006
	Three Months Ended	Three Months Ended	(date of inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Consulting fees	809,670	527,855	2,787,966
General and administrative	678,883	137,677	2,130,016
Professional fees	459,527	100,098	2,882,364
Wages	1,020,101	205,587	6,247,847

TOTAL OPERATING EXPENSES	2,968,181	971,217	14,048,193

LOSS FROM OPERATIONS	(2,968,181)	(971,217)	(14,048,193)

OTHER INCOME (EXPENSES):
Interest and financing costs	(997,626)	-	(12,351,812)
Other	3,301	-	(8,834)
Decrease in accrued derivative liability	-	-	4,624,623
Amortization of debt discounts and debt issuance costs	(805,845)	-	(5,658,064)
Foreign currency transaction gain	2,324,379	-	3,120,072

TOTAL OTHER EXPENSE	524,209	-	(10,274,015)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,443,972)	(971,217)	(24,322,208)

PROVISION FOR INCOME TAXES	800	-	800

NET LOSS	$(2,444,772)	$(971,217)	$(24,323,008)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	(186,624)	2,441	(386,415)

COMPREHENSIVE LOSS	$(2,631,396)	$(968,776)	$(24,709,423)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.43)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	77,027,825	62,159,000	56,106,504

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008
(unaudited)

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	In Advance	Loss	Stage	Equity

Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adustment for change in par value		(303)	303				-
Recapitalization transactions							-
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626				1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912				-
Recapitalization Adjustment	29,999,970	29,999	(210,526)				(180,527)
Shares acquired by legal parent	(1,000)	(1)					(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306				2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573				320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344				303,749
Finders fee			(195,000)				(195,000)
Subscriptions received in advance				96,277			96,277
Net loss						(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	62,132	4,888,538	96,277	-	(1,075,611)	3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-		3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-		212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-		507,647	-	-	-	507,647
Beneficial converstion feature associated with convertible debentures	-		507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-		390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-		54,958	-	-	-	54,958
Estimated liquidated damages	-		(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-		4,152,000	-	-	-	4,152,000
Repricing of warrants	-		41,697	-	-	-	41,697
Transfer to accrued derivative liability	-		(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	$75,320	$30,487,037	$-	$(199,791)	$(21,878,236)	$8,484,330

Stock compensation expense for options issued to employees	-	-	632,358	-	-	-	632,358
Issuance of common stock for Inter Pacific Oil	2,166,667	2,167	994,500	-	-	-	996,667
issuance of common stock for services	15,000	15	5,835	-	-	-	5,850
Conversion of convertible debt	186,435	186	106,081	-	-	-	106,267
Fair value of warrants issued as part of financing agreement	-	-	573,628	-	-	-	573,628
Repricing of warrants	-	-	979,805	-	-	-	979,805
Repricing of convertible debt	-	-	5,481,833	-	-	-	5,481,833
Fair value of benefical conversion feature for convertible debt	-	-	166,667	-	-	-	166,667
Foreign currency translation adjustment	-	-	-	-	(186,624)	-	(186,624)
Net loss	-	-	-	-	-	(2,444,772)	(2,444,772)

Balance, March 31, 2008	77,687,871	$77,688	$39,427,744	$-	$(386,415)	$(24,323,008)	$14,796,009

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods persented

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008

			For the period
	Three Months	Three Months	from May 10, 2006
	Ended	Ended	(date of inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,444,772)	$(971,217)	$(24,323,008)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Accrued consulting fees	-	-	97,500
Depreciation	10,876	3,670	56,510
Stock compensation expense for options issued to employees	632,358	-	4,229,952
Fair value of shares issued for services	5,850	-	5,850
Fair value of shares issued for financing costs	46,267	-	46,267
Fair value of warrants issued for services	-	-	54,958
Fair value of warrants issued for financing costs	573,628	-	963,847
Effect of warrant repricing	87,818	-	129,515
Amortization of debt discounts and debt issuance costs	805,845	-	5,658,064
Non-cash financing costs	-	-	9,755,635
Change in accrued derivative liability	-	-	(4,624,623)
Non-cash foreign currency transaction gain	(2,324,379)	-	(3,120,072)
Changes in operating assets and liabilities:
Other receivable	72,152	(189,857)	(207,901)
Prepaid expenses and deposits	273,496	159,315	53,651
Due from related party	(17,365)	(2,907)	(17,365)
Accounts payable and accrued expenses	3,311,294	451,966	4,400,686
Due to related party		-	(140,646)
Net cash provided by (used in) operating activities	1,033,068	(549,030)	(6,981,180)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of Interpacific Oil S.A.C.	-	-	(700,000)
Deposit paid on acquisition of Immobiliaria Alpha	-	-	(199,867)
VAT receivable	(1,323,315)	(129,277)	(4,001,039)
Net cash acquired with acquisition	-	-	1,825,805
Prepayment for purchase of equipment	-	(549,629)	(174,276)
Purchase of propety, plant and equipment	(7,074,246)	-	(21,296,380)
			-
Net cash used in investing activities	(8,397,561)	(678,906)	(25,545,757)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to related parties, net	-	(31,333)	313
Proceeds from subscriptions received in advance	-	(96,277)	96,277
Proceeds from issuance of convertible debt	5,000,000	-	18,000,000
Proceeds from line of credit	3,600,000	-	20,000,000
Increase in restricted cash	-	-	(1,000,000)
Interest payment deducted from Restricted Cash	740,376	-	1,025,444
Paydown of covertible debt	-	-	(3,000,000)
Paydown of long term debt	-	-	(1,200,000)
Payment of offering costs	(100,000)	-	(2,636,799)
Proceeds from the issuance of common stock	-	156,743	4,204,375
Net cash provided by financing activities	9,240,376	29,133	35,489,610

Effect of exchange rate changes on cash and cash equivalents	142,638	(8,678)	1,046,952

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	2,018,521	(1,207,481)	5,009,625

CASH AND CASH EQUIVALENTS, Beginning of period	2,991,104	1,261,974	-

CASH AND CASH EQUIVALENTS, End of period	$5,009,625	$54,493	$5,009,625

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$	$-	$790,807
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$-	$-	$4,152,000
Issuance of common stock with convertible debenture	$-	$-	$5,500,000
Issuance of warrants with convertible debenture	$	$-	$507,647
Issuance of warrants for debt extension	$-	$-	$390,219
Issuance of common stock for debt issuance costs	$-	$-	$180,000
Issuance of warrants for debt issuance costs	$-	$-	$212,232
Issuance of convertible promissory note for debt issuance costs	$-	$-	$60,000
Issuance of common stock for financing costs	$-	$-	$408,750
Increase in accrued liability related to Interpacific Merger	$-	$-	$932,104
Issuance of shares for purchase of Interpacific Oil S.A.C.	$996,667	$-	$996,667
Issuance of warrants as part of financing agreement	$573,628	$-	$573,628

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Development Stage Company and Going Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended March 31, 2008, the Company incurred a net loss of $2,444,772 and as of March 31, 2008, the Company has a deficit accumulated during the development stage of $24,323,008. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

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

Note 2 – Summary of Significant Accounting Policies

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

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender. Under the Company's loan agreement the Company is required to establish an interest reserve account in the amount of $1,000,000 from the proceeds of the initial borrowing on the line of credit. The interest reserve will be used to fund interest payments charged on the line of credit until the reserve has been fully exhausted. As of March 31, 2008 and December 31, 2007, total restricted cash amounted to $0 and $740,376, respectively.

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

Goodwill and Impairment

The Company, through the acquisition of Interpacific Oil SAC, a Peruvian corporation, purchased goodwill in the amount of $1,337,288. In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances that indicated that impairment exists. The Company believes that, as of March 31, 2008, there was no significant impairment of its goodwill.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru, Argentina and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru and Argentina are not covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $2,362,466 and $2,845,009, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the PEN, and the ARS as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded a translation loss of $186,624 and a translation gain of $2,441 for the three months ended March 31, 2008 and 2007, respectively. Asset and liability amounts at March 31, 2008 and December 31, 2007 were translated at 2.746 PEN to $1.00 USD and 2.997 PEN to $1.00 USD, respectively for the Company’s Peruvian subsidiary. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and 2007, 2.872 PEN and 3.184 PEN to $1.00 USD, respectively. At March 31, 2008 and December 31, 2007 the exchange rate for the assets and liabilities of the Company’s Argentinean subsidiary was 3.13 ARS and 3.149 ARS to $1.00 USD, respectively. The average translation rate applied to the income statement accounts for the Company’s Argentinean subsidiary for three months ended March 31, 2008 was $3.149 ARS to $1.00 USD. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2008 and 2007, the Company recorded net transaction gains of $2,324,379 and $0, respectively. This gain represents the foreign currency gain of borrowing $US dollars on the line of credit and converting them into Peruvian Nuevos Soles. Ultimate settlement of this debt will be in $US dollars. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

Stock-Based Compensation

On April 27, 2007, our board of directors amended and restated the Company’s stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute to the success of the Company.  The board of directors will administer the Plan. The Plan is subject to shareholder approval, which was obtained on November 19, 2007. The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company recognized $632,358 and $0 in share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has three reportable segments, U.S., Peru and Argentina (See Note 13).

Reclassification

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect of the application of SFAS 161 on its consolidated financial statements.

Note 3 – VAT Receivable

At March 31, 2008 and December 31, 2007, the Company recognized a VAT (value added tax) receivable of $4,233,336 and $2,613,496, respectively in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable has been classified as a long-term asset.

Note 4 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2008 and December 31,2007:

	March 31, 2008	December 31, 2007
Land	$3,684,427	$3,375,818
Plant under construction	19,798,475	11,708,162
Building improvements	157,973	39,643
Computer equipment and licenses	876,823	681,206
Furniture and miscellaneous	145,171	81,176
	24,662,869	15,886,005
Accumulated depreciation	(58,360)	(43,107)
Property, Plant and Equipment, net	$24,604,509	$15,842,898

Depreciation expense amounted to $10,876 and $3,670 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, interest capitalized to construction in progress amounted to $478,711 and $0, respectively.

During 2008 and 2007, the Company had construction in progress related to the construction of the Company’s biodiesel refinery that will be completed during May 2008. Total estimated project completion costs for the project amounts to $22,300,000.

Note 5 – Convertible Debt

On September 12, 2007, our Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLCI”) and Plainfield Peru II LLC (“LLC II” and together with LLCI, “Plainfield”) pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after November 19, 2007, the date when the Company obtained stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. Our Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. On March 15, 2008, the Company issued a $610,000 aggregate principal amount of PIK Interest Notes. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that our Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions. Furthermore, our Company agreed to take all necessary actions to cause Erich Reehl to be elected as a director of the board of directors or our Company.

On March 26, 2008, the Company entered into a first amendment to the Purchase Agreement (the “Amended Purchase Agreement”) with Plainfield. The Amended Purchase Agreement amends the Purchase Agreement, pursuant to which the Company agreed to sell to Plainfield (i) the Shares, (ii) $10,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012 (the “Original Notes”), and (iii) the Warrants to purchase up to 56,938,245 shares of common stock. Pursuant to the Amended Purchase Agreement, the Company agreed to sell to Plainfield $5,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Additional Notes”, and, together with the Original Notes, the “Notes”). The terms of the Additional Notes are substantially the same as the Original Notes except for the conversion price as described below.

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

Our Company also agreed to grant to Plainfield, within 90 days of the Additional Notes closing date (as defined in the Amended Purchase Agreement), security interests in such assets and Capital Stock of our Company’s Subsidiaries (as defined in the Purchase Agreement) as may be requested from time to time by Plainfield. Failure to grant such interests shall give rise to an immediate Event of Default pursuant to the Amended Purchase Agreement and the Loan Agreement.

At March 31, 2008, total interest expense related to the convertible debentures amounted to $311,587.

Note 6 – Convertible Promissory Note

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

Note 7 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement, between the Company, as Guarantor, and Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, various lenders and PSSM, as Administrative Agent. The outstanding balance at March 31, 2008 and December 31, 2007 is $20,000,000 and $16,400,000, respectively. Total interest expense for the three months ended March 31, 2008 and 2007 amounted to $590,783 and $0, respectively, which was capitalized in Property, Plant and Equipment. The interest is being capitalized to the assets under construction.

On March 13, 2008, the Company, Pure Biofuels del Peru, and Palma Industrial entered into an agreement with Plainfield pursuant to which the Borrowers may draw down an additional $818,000 (the “Additional Loan”) under the Loan Agreement. Pursuant to the terms of the agreement, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock from $0.60 to $0.30.

During 2008, in connection with the additional issuance of the Line of Credit, the Company paid $54,000 in debt issuance costs which have been capitalized as debt issuance costs and are being amortized over the term of the Line of Credit. For the three months ended March 31, 2008 and 2007, the Company amortized a total of $35,153 and $0, respectively, of the debt issuance costs, related to the line of credit, as other expense in the accompanying consolidated statements of operations.

Note 8 – Accrued Derivative Liability

As a result of the Company issuing the Notes and Warrants described in Note 5 above, it did not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding during 2007. Therefore the outstanding options and warrants were recorded at fair value and shown as accrued derivative liability at the inception of the Note. The fair value of the outstanding options and warrants (excluding the 56,938,245 Warrants which were recorded as a derivative liability at issuance) of $5,907,893 was transferred from additional paid in capital to accrued derivative liability on September 12, 2007. The fair value of outstanding options and warrants was recorded as accrued derivative liability at each balance sheet date until November 19, 2007, the date the Company increased its authorized shares. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 114%. In addition, the fair value of the beneficial conversion feature associated with the Notes was also recorded as accrued derivative liability. The change in fair value of the accrued derivative liability from September 12, 2007 to November 19, 2007 was $4,624,623 was reflected as an increase to other income in the statement of operations for the year ended December 31, 2007.

On November 19, 2007, the authorized shares were increased to 250,000,000 which provided enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore, the Company reclassified the derivative liability into equity at the fair value on the date of the increase in authorized shares. The fair value at the date of transfer was $15,549,576.

Note 9 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine SAC, a company controlled by certain officers of the Company, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lumpsum payment of $309,166.37 retroactive from September 15, 2006 to June 30, 2007 for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 thru August 12, 2009. Total consulting expenses incurred under this agreement totaled $90,672 for the three months ended March 31, 2008.

b)	Plainfield is a related party as they are a major shareholder of the Company. See transactions with Plainfield in notes 5, 6, 7, 11 and 15.

c)	As of March 31, 2008 and December 31, 2007, the Company has loans due to shareholders in the amount of $208,638.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 10 – Commitments

The Company entered into the following agreements:

a)
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

b)
The Company is required to pay the remaining $60,000 plus VAT in 2007, pursuant to an engineering contract between the Company and Polindustria with the orginal contract amount of $120,000. During the year ended December 31, 2007, the Company paid a total of $54,264 to Polindustria, comprised of $45,600 in payments and $8,664 in VAT. As of March 31, 2008, the Company is required to pay the remaining $14,400 to Polindustria.

c)
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

d)
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

e)
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

f)
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

g)
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

During the three months ended March 31, 2008, the Company entered into addition agreements with Plainfield. See Notes 5, 11 and 15 for summaries of these agreements.

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

i)
On October 10, 2006, the Company entered into a lease for premises in Vancouver, British Columbia. Under the terms of the lease, the Company is required to make monthly payments of $3,000, plus applicable taxes, until October 2008. This lease was terminated during the year ended December 31, 2007.

j)
On June 1, 2007, the Company entered into a lease for premises in Chorrilos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

k)
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

During the three months ended March 31, 2008 and 2007, the Company had lease expense in the amount of $30,130 and $24,339, respectively.

The future minimum lease payments are as follows:

PERIOD ENDING MARCH 31,	AMOUNT
2009	$113,166
2010	129,251
2011	108,373
2012 and thereafter	40,740
$391,530

Note 11– Stockholders’ Equity

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

On January 15, 2008, the Company issued 15,000 shares for consulting services in accordance with the consulting agreement. The consulting services were valued $5,850 and have been expensed as professional fees in the accompanying consolidated statements of operations.

On January 18, 2008, the Company entered into a Complete Settlement and Release Agreement with Wharton and Wharton Capital Markets, LLC pursuant to which the Company delivered to Wharton an aggregate of 186,435 shares of Common Stock in exchange for a $60,000 aggregate principal amount convertible promissory note and related accrued interest issued to Wharton by the Company on April 19, 2007 and in consideration of the complete settlement and release of any claims related to the April 18 Agreement. Notwithstanding the foregoing, no claims were released with respect to the future closing of any financial transaction between the Company and either Fusion Capital Partners, LLC or Alex Greystoke, or any of their respective affiliates, associates, successors or assigns.

On January 24, 2008 the Company issued warrants to purchase 2,289,272 shares of common stock pursuant to the Securities Purchase Agreement with Plainfield. The Company valued these warrants at $573,628 using the Black Scholes model with the following factors: market price of $0.40; volatility of 102%; risk free rate of 2.9%; exercise price of $0.60; and an estimated life of 5 years. The fair value of the warrants has been expensed as financing expense in the accompanying consolidated statements of operations.

On January 26, 2008, the Company issued 2,166,667 shares pursuant to the purchase agreement of Interpacific Oil S.A.C. These shares were valued at $996,667.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the conversion price of Plainfield’s convertible notes into the Company’s common stock from $0.60 to $0.30. The difference in fair value between the value of the beneficial conversion feature at March 13, 2008 before the price was reset and the value of the beneficial conversion feature after the price was reset was $5,481,833. The aforesaid value was recorded as debt discount and will be amortized over the life of the note. The Company amortized $60,020 during the three months ended March 31, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock form $0.60 to $0.30. The difference in fair value between the value of the warrants at March 13, 2008 before the price was reset and the value of the warrants after the price was reset was $2,423,951. However, the maximum discount that could be applied to the convertible notes is $891,987. The aforesaid value was recorded as debt discount and will be amortized over the life of the note. The Company amortized $9,766 during the three months ended March 31, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations. The Company also recorded as interest and financing costs $87,818 related to re-priced Plainfield warrants not recorded as discount.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company recorded $166,667 as a beneficial conversion feature. The value of the beneficial conversion feature was based on $5,000,000 of convertible debt, $0.31 market price of share, and $0.30 conversion price. The $166,667 was recorded as a debt discount and will be amortized over the life of the note. The Company amortized $511 during the three months ended March 31, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

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

During June 2007, the Company granted, 14,000,000 common stock options exercisable at $0.98 per share to various employees and directors. The options expire in June 2017. The Company has recorded wages expense in the amount of $632,358 and $0 to reflect the value of these options for the three months ended March 31, 2008 and 2007. The Company valued these options using the Black Scholes model with the following factors: market price of $0.93; volatility of 92%; risk free rate of 5%; exercise price of $0.98; and an estimated life of 5 years. On September 4, 2007, the Company re-priced these options reducing the exercise price from $0.98 to $0.60. The above mentioned expense includes the effect of the re-pricing.

On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Carlos Pinto, our Chief Operating Officer, Steven Magami, our President, and Adam Roseman, our Former Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement entered into between each of them and the Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Nonstatutory Stock Option Agreement from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Nonstatutory Stock Option Agreement) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

The following summarizes the stock options transactions for the three months ended March 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	14,000,000	$0.60	9.45
Granted	-
Exercised	-
Outstanding, March 31, 2008	14,000,000	$0.60	9.20	-
Exercisable, March 31, 2008	5,250,000	$0.60	9.20	-

Note 12 – Warrants

The following summarizes the stock purchase warrant transactions for the three months ended March 31, 2008:

	Number of Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2007	60,303,581	$0.61
Granted	2,289,272	$0.30
Forfeited	(151,505)	$1.50
Outstanding, March 31, 2008	62,441,348	$0.61	6.35

Note 13 – Segmented Information

The Company’s operations are conducted in three reportable segments, U.S., Peru and Argentina. The net loss and net identifiable assets by reportable segments are as follows:

	U.S.	Peru	Argentina	Total
Net (loss) gain	(2,970,490)	599,780	(74,062)	(2,444,772)
Property, plant and equipment.	795,600	23,793,978	14,931	24,604,509
Total Assets	1,916,866	38,325,747	118,155	40,360,768

Note 14 – Acquisitions

Inmobiliaria Alpha S.A.C.

On December 20, 2007, the Company, Palma Industrial S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Inmobiliaria Alpha S.A.C., a Peruvian corporation (“Alpha”), and certain stockholders of Alpha entered into an Agreement and Plan of Merger, pursuant to which Palma Industrial will acquire all of the outstanding capital stock of Alpha, with Palma Industrial continuing as the surviving corporation. Of the total acquisition price of $3,850,000, as of December 31, 2007, approximately $200,000 has been provided to Alpha for a deposit on this acquisition. As of March 31, 2008, this agreement has expired.

Note 15 – Subsequent Events

Acquisition of Inmobiliaria Alpha S.A.C.

The Company and Alpha are negotiating an extension of the Agreement of Plan of Merger which was scheduled to close on March 28, 2008. The Company estimates that an extension to May 30, 2008 would cost $50,000.

Plainfield Loan Agreement Amendment

On April 18, 2008, the Company, as Guarantor, entered into a Second Amendment to Loan Documents (the “Amendment ”) with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company (the “ Borrowers ”) , Plainfield Special Situations Master Fund Limited, as the Lender and Administrative Agent (“ Plainfield ” or the “ Administrative Agent ”) and the other credit parties thereto. The Amendment amends the loan agreement (the “ Loan Agreement ”) and certain related documents (together with the Loan Agreement, the “ Loan Documents ”) entered into by the Company, the Borrowers and Plainfield on September 12, 2007 as amended by an amendment executed on March 13, 2008.

Pursuant to the terms of the Amendment, available borrowings under the Loan Agreement were increased by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement is $37,346,939. Prior to the execution of the Amendment, the Company had borrowed $20,000,000 under the Loan Agreement. On April 18, 2008, the Company borrowed an additional $4,413,265, on April 28, 2008, our Company borrowed an additional $4,120,746, on May 7, 2008, our Company borrowed an addition $3,437,075, and on May 19, 2008, our Company borrowed an additional $5,375,853 under the Loan Agreement.

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

Under the terms of the Amendment, the Company and the Borrowers agreed to (1) implement a trust arrangement with respect to the Collateral (as defined in the Loan Agreement) within 120 days of the effective date of the Amendment, (2) if requested by Plainfield and/or Plainfield Peru I LLC and Plainfield Peru II LLC, affiliates of Plainfield (collectively, the “Purchaser”), recapitalize the debt and equity structure of the Borrowers and the other Credit Parties (as defined in the Loan Agreement) in order to cause the reduction of the amount outstanding under the Convertible Notes (as defined in the Loan Agreement), including, if requested by the Purchaser and/or Plainfield, any collateral secured pursuant to the Convertible Note Documents (as defined in the Loan Agreement) and/or the Amendment) and an increase in the amount outstanding under the Loans in a manner satisfactory to the Administrative Agent within 90 days of such request, (3) if requested by Plainfield and/or the Purchaser, have the Company issue warrants to Plainfield to purchase an amount of shares of the Company’s common stock in an amount when exercised equal to $17,346,939 divided by an exercise price per share of the Company’s common stock to be determined but no greater than $0.30 (the “ Warrant Issuance ”) and in connection with the Warrant Issuance there will be grants of certain equity to management based on performance measures to be mutually agreed upon by the Company and Plainfield within 90 days of such request, and (4) amend the Company’s articles of incorporation to increase its authorized common stock in an amount sufficient to support the issuance of the common stock underlying the Warrant Issuance (the “ Stock Authorization Amendment ”) within 90 days of such request (or 120 days if the Securities and Exchange Commission reviews the preliminary proxy filed in connection therewith).

Upon the closing of the Loan Amendment, Plainfield and its affiliates will own (1) 11,650,000 shares of the Company’s common stock; (2) warrants exercisable into 59,227,517 shares of the Company’s common stock at an exercise price of approximately $0.30 per share and (3) $15,610,000 aggregate principal amount of notes convertible into 52,033,333 shares of the Company’s common stock at a conversion price of $0.30. If the Warrant Issuance were completed, Plainfield and its affiliates would also own warrants to purchase an amount of shares of the Company’s common stock equal to $17,346,939 at a maximum conversion price of $0.30, or a minimum of 57,823,130 shares. Plainfield is the sole lender and administrative agent under the Loan Agreement. In addition, two of the Company’s five current directors, including the Chairman of the Board, are affiliates of Plainfield and Plainfield has the right to designate up to a total of three directors to the Company’s Board of Directors, which the Company has agreed will consist of no more than six directors.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

Some of the statements in this Quarterly Report on Form 10-Q constitute “forward looking statements”. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these “forward looking statements”. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007. In some cases, you can identify “forward looking statements” by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in the “forward looking statements” are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the “forward looking statements” after the date of this Quarterly Report on Form 10-Q to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and the documents we have filed as exhibits hereto and which we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward looking statements by these cautionary statements.

Plan of Operations

Overview

We intend to construct and operate a 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru, or the Callao Port Facility, and operate a 10.0 million gallon biodiesel production plant that we acquired from Interpacific Oil, or Interpacific, or the Interpacific Facility, on December 4, 2007. Currently, we are a development stage company with no revenues from operations. To date, our efforts have been devoted principally to developing plans for the construction of the Callao Port Facility, engaging service providers and related activities. We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility and an additional $400,000 to complete testing of the Interpacific Facility. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all.

In addition, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us or at all.

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

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facilities ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 MMgy to 10 MMgy, making it one of the largest facilities in the region.

On January 23, 2008, we and our 99.9% owned subsidiary, Pure Biofuels del Peru S.A.C., a Peruvian corporation, entered into an amendment to the merger agreement (the “Amendment”) with Interpacific and certain Interpacific stockholders (the “Interpacific Stockholders”). Pursuant to the Amendment, $700,000 cash consideration and 2,166,667 shares of common stock payable to the Interpacific Stockholders in consideration of the merger is payable within three days of the execution of the Amendment instead of 90 days after closing, as contemplated by the merger agreement. To date, no other consideration has been paid pursuant to the merger agreement.

We will not generate revenue until we complete construction of the Callao Port Facility and begin production, which we are targeting for the second quarter of 2008 and to commence full production capabilities by mid-2008, or until we begin production at the Interpacific Facility, which we are targeting to begin in June 2008.

Financings

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.

Loan Agreement

In order to finance the construction of the Callao Port Facility, on September 12, 2007, we, as Guarantor, entered into a $20,000,000 loan agreement, (the “Loan Agreement”), with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company (the “Borrowers”), the lender party thereto and Plainfield Special Situations Master Fund Limited, a Cayman Islands corporation, as Administrative Agent, or Plainfield.

On March 13, 2008, we and the Borrowers entered into an agreement with Plainfield as lender and Administrative Agent. Pursuant to the Agreement, the Borrowers drew down the remaining $818,000 (the “Additional Loan”) under the Loan Agreement.

In consideration for Plainfield funding the additional money to us, the Borrowers agreed to (1) execute and deliver all amendments and reaffirmations of the Loan Agreement and related documents and take all such other actions as Plainfield requires in connection with the making of the Additional Loan; (2) reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock from $0.60 to $0.30; (3) take all actions necessary to (a) increase the number of directors on the board of directors of our Company that are Plainfield designees from 1 to either 2 or 3, at the sole discretion of Plainfield Peru I LLC, a Delaware limited liability company (“LLCI”), and Plainfield Peru II LLC, a Delaware limited liability company (“LLCII” and together with LLCI, the “Purchaser”), (b) cause Christopher Wendell Tewell to be elected the chairman of the board of directors of our Company and (c) provide such designated directors with certain blocking rights they may specify; and (4) pay all costs and expenses paid or incurred by Plainfield in connection with the foregoing within five days following written notice from Plainfield of the amount so incurred or paid by Plainfield.

On April 18, 2008, we, as Guarantor, entered into a Second Amendment to the Loan Agreement (the “Amendment”) with the Borrowers, Plainfield, as the Lender and Administrative Agent and the other credit parties thereto. The Amendment amends the Loan Agreement and certain related documents (together with the Loan Agreement, the “Loan Documents”).

Pursuant to the terms of the Amendment, available borrowings under the Loan Agreement were increased by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement is $37,346,939. Prior to the execution of the Amendment, the Company had borrowed $20,000,000 under the Loan Agreement. Under the Loan Agreement, our Company borrowed an additional $4,413,265 on April 18, 2008, an additional $4,120,746 on April 28, 2008, an additional $3,437,075 on May 7, 2008, and an additional $5,375,853 on May 19, 2008.

Also, pursuant to the Amendment, interest under the Loan Agreement from and including March 12, 2008 to but excluding October 1, 2008, shall accrue and be due and payable in four equal installments to be paid on October 1, 2008, November 1, 2008, December 1, 2008 and January 1, 2009.

Obligations under the Loan Agreement are secured by liens on substantially all of the assets of our Company, the Borrowers and each of the Borrowers’ subsidiaries. However, pursuant to the Amendment, Plainfield agreed to release any liens or security interests on inventory (including raw materials, finished product, byproducts and inventory in process) and accounts receivable and the proceeds therefrom of the Borrowers.

Under the terms of the Amendment, our Company and the Borrowers agreed to (1) implement a trust arrangement with respect to the Collateral (as defined in the Loan Agreement) within 120 days of the effective date of the Amendment, (2) if requested by Plainfield and/or the Purchaser, recapitalize the debt and equity structure of the Borrowers and the other Credit Parties (as defined in the Loan Agreement) in order to cause the reduction of the amount outstanding under the Convertible Notes (as defined in the Loan Agreement), including, if requested by Plainfield, any collateral secured pursuant to the Convertible Note Documents (as defined in the Loan Agreement) and/or the Amendment) and an increase in the amount outstanding under the Loans in a manner satisfactory to Plainfield within 90 days of such request, (3) if requested by Plainfield, have our Company issue warrants to Plainfield to purchase an amount of shares of our Company’s common stock in an amount when exercised equal to $17,346,939 divided by an exercise price per share of our Company’s common stock to be determined but no greater than $0.30 (the “Warrant Issuance”) and in connection with the Warrant Issuance there will be grants of certain equity to management based on performance measures to be mutually agreed upon by our Company and Plainfield within 90 days of such request, and (4) amend our Company’s articles of incorporation to increase its authorized common stock in an amount sufficient to support the issuance of the common stock underlying the Warrant Issuance (the “Stock Authorization Amendment”) within 90 days of such request (or 120 days if the Securities and Exchange Commission reviews the preliminary proxy filed in connection therewith).

Upon the closing of the Amendment, Plainfield and its affiliates own (1) 11,650,000 shares of our Company’s common stock; (2) warrants exercisable into 59,227,517 shares of our Company’s common stock at an exercise price of approximately $0.30 per share and (3) $15,610,000 aggregate principal amount of notes convertible into 52,033,333 shares of our Company’s common stock at a conversion price of $0.30. If the Warrant Issuance were completed, Plainfield and its affiliates would also own warrants to purchase an amount of shares of our Company’s common stock equal to $17,346,939 at a maximum conversion price of $0.30, or a minimum of 57,823,130 shares. Plainfield is the sole lender and administrative agent under the Loan Agreement. In addition, two of our Company’s five current directors, including the Chairman of the Board, are affiliates of Plainfield and Plainfield has the right to designate up to a total of three directors to our Company’s Board of Directors, which we have agreed will consist of no more than six directors.

Convertible Debt

On September 12, 2007, our Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”) and Plainfield Peru I LLC (“LLCI”) and Plainfield Peru II LLC (“LLC II” and together with LLCI, “Plainfield”), pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of our Company’s common stock. The Notes are convertible into 16,666,667 shares of our Company’s common stock at the option of the holder of Notes at any time after November 19, 2007, the date when we obtained stockholder approval to increase the number of authorized shares of common stock of our Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. Our Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. On March 15, 2008, we issued a $610,000 aggregate principal amount of PIK Interest Notes. Subject to the conversion rights set forth below, we are obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that our Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of our Company and rank equally in right of payment to our future senior indebtedness. The Notes also restrict us and our subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions. Furthermore, our Company agreed to take all necessary actions to cause Erich Reehl to be elected as a director of the board of directors or our Company.

On March 26, 2008, we entered into a first amendment to the Purchase Agreement (the “Amended Purchase Agreement”) with Plainfield. The Amended Purchase Agreement amends the Purchase Agreement, pursuant to which the Company agreed to sell to Plainfield (i) the Shares, (ii) $10,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012 (the “Original Notes”), and (iii) the Warrants to purchase up to 56,938,245 shares of common stock. Pursuant to the Amended Purchase Agreement, our Company agreed to sell to Plainfield $5,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Additional Notes”, and, together with the Original Notes, the “Notes”). The terms of the Additional Notes are substantially the same as the Original Notes except for the conversion price as described below.

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

We will pay interest on the Additional Notes semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2008. Subject to the conversion rights set forth below, our Company is obligated to pay 100% of the principal amount of the Additional Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that our Company may, at its option, may elect to pay interest on the Additional Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest Notes”). The first payment of interest shall be paid in PIK Interest Notes.

The Additional Notes are senior unsecured obligations of our Company and rank equally in right of payment to our Company’s future senior indebtedness. The Additional Notes also restrict our Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

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

Our Company also agreed to grant to Plainfield, within 90 days of the Additional Notes closing date (as defined in the Amended Purchase Agreement), security interests in such assets and Capital Stock of our Company’s Subsidiaries (as defined in the Purchase Agreement) as may be requested from time to time by Plainfield. Failure to grant such interests shall give rise to an immediate Event of Default pursuant to the Amended Purchase Agreement and the Loan Agreement.

Results of Operations

Consulting fees were $809,670 for the three months ended March 31, 2008 compared to $527,855 for the three months ended March 31, 2007 for an increase of $281,815, or 53.4%. The increase in consulting fees is due to the construction of the Callao Port Facility and Interpacific Facility.

General and administrative expenses were $678,883 for the three months ended March 31, 2008 compared to $137,677 for the three months ended March 31, 2007 for an increase of $541,206, or 393.1%. The increase is due to increase costs as the Company is building internal infrastructure to support the operation of the plants that are being constructed.

Professional fees were $459,527 for the three months ended March 31, 2008 compared to $100,098 for the three months ended March 31, 2007 for an increase of $359,429, or 359.1%. The increase in fees is due to the increase in legal fees and accounting fees. The increase in legal fees is due to the financing agreements and acquisitions that we entered into since March 31, 2007.

Wages were $1,020,101 for the three months ended March 31, 2008 compared to $205,587 for the three months ended March 31, 2007 for an increase of $814,514 , or 396.2%. The increase in fees is due to the increase in employees as we continue to hire people as we continue to grow. Included in the wages is $632,358 of stock compensation expense that is being amortized over the vesting period of options that have been granted.

Interest and financing costs were $977,626 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007 for an increase of $977,626. The increase is directly related to the additional financing that we have received to construct our biodiesel plants. The interest and financing costs include both interest on the convertible debt and the fair market value of warrants issued as part of the financing agreements.

Amortization of debt discounts and debt issuance costs were $805,845 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007, for an increase of $805,845. The increase is due to the costs associated with obtaining financing in order to construct the biodiesel plants. Included in the expense are amount related to debt issuance costs paid to third parties in order to secure financing as well as discounts on the debt related to beneficial conversion features and warrants associated with the debt.

Foreign currency transaction gains were $2,324,379 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007, for an increase of $2,324,379. The increase is due to the line of credit which was denominated and payable in U.S. dollars. Because the U.S. dollar has declined in value compared to the Peruvian Soles, we need fewer Peruvian Soles to repay the line of credit.

Organizational and Financing Costs

We estimate that our organization and financing costs for the next twelve month period will be approximately $4,000,000. These costs will primarily consist of legal, administrative, compliance, and other expenses.

Capital Equipment

Our capital expenditures for the next twelve month period are expected to be approximately $5 million, which will be expended in the final stage of construction of our Callao Port Facility. We estimate such capital expenditures will be during this period in additional tanks and agricultural integration; however this financing has not been secured yet.

Growth Initiatives: Research and Due Diligence

We estimate that our research and due diligence costs for the next twelve month period will be approximately $2,000,000. These costs will primarily consist of feasibility studies to start our own feedstock plantations and facilities, in order to be self sufficient.

Contingency

We estimate that our contingency costs for the next twelve month period will be approximately $250,000. These costs will primarily consist of unexpected expenses due to evolving regulations in the industry.

Employees

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $6,000,000. These costs will primarily consist of wages and consulting contracts for hired professionals.

There are currently 30 employees pre-construction and we expect to have 70 employees post-construction of our processing plants. The post-construction employees will consist of plant operators and quality control personnel.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully complete construction of our Callao Port Facility and it begins operating, or until we begin production at the Interpacific Facility, which we are targeting to begin in June 2008. In addition to the aggregate of approximately $52.3 million of financing we received from Plainfield and the Purchaser since September 12, 2007, we expect that we will need to raise an additional $50.0 million as working capital in order to operate the Callao Port Facility.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, completion of our proposed Callao Port Facility and Interpacific Facility and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Liquidity and Capital Resources

As of March 31, 2008, we had $5,009,625 in cash and cash equivalents. In addition, for the three months ended March 31, 2008, our cash provided by operating activities was $1,033,068 compared to our cashed used in operating activities of $549,030 for the three months ended March 31, 2007. The cash provided by operating activities was comprised primarily of our net loss of $2,444,772 and our foreign currency transaction gain of $2,324,379 offset by an increase in accounts payable and accrued expenses of 3,311,294 and non cash expenses of $2,162,642 relating to primarily to warrants, options, and amortization of debt discounts and issuance costs. For the three months ended March 31, 2007, the cash used in operating activities of $549,030 was primarily due to our net loss of $971,217 offset by an increase in accounts payable and accrued expenses of $451,966

During the three months ended March 31, 2008 and 2007, we used $8,397,561 and $678,906 in investing activities, respectively. For the three months ended March 31, 2008 and 2007, we used $7,074,246 and $0, respectively for the purchase of property, plant, and equipment. Our VAT credit increased by $1,323,315 and $129,277 for the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007, cash provided by financing activities was $9,240,376 and $29,133, respectively. During the three months ended March 31, 2008, we received $5,000,000 from the issuance of convertible debt and $3,600,000 from additional draw downs on our line of credit.

We began construction on our planned 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru in June 2007. We expect to complete construction of our Callao Port Facility in the second quarter of 2008 and to commence full production capabilities by mid-2008.

In addition, we expect to complete testing of the Interpacific Facility in May 2008 and to commence ramp up production at an expected 25 percent capability in June and reach full production capabilities by July 2008.

In addition to the $30,000,000 financing completed on September 12, 2007, and the additional approximately $22.3 million obtained under amendments to the $30,000,000 financing, we will need additional financing of approximately $50 million as working capital needed to operate our Callao Port Facility. The financing needed for our Interpacific facility has already been secured, both capital expenditures and working capital.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors

The continuation of our business is dependent upon us raising additional financial support. We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility and an additional $400,000 to complete testing of the Interpacific Facility. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of our company and its 99.99% owned subsidiaries, Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C., Palma Industrial’s 99.9% owned subsidiaries Aceite Pucallpa S.A.C., Palmas de Oriente S.A.C., Palmas Tropicales, S.A.C., Pucapalma S.A.C. and Ecopalma, S.A.C. and Pure Biofuels del Peru’s 95% owned subsidiary, Pure Biocarburantes, S.A. All intercompany transactions and balances have been eliminated. We are a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” Our fiscal year end is December 31.

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

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. On November 1, 2006, we approved a stock option plan (the “Plan”) that enables us to grant options to employees, including our officers and directors, and our subsidiaries and other individuals who contribute to our success. Our board of directors will administer the Plan whereby it may, from time to time, grant up to a total of 21,000,000 stock options. The stock options granted under the Plan shall vest and become exercisable at such time and such terms as our board of directors may determine at the time of the grant of the options. On April 27, 2007, our board of directors amended and restated the Plan. This plan was approved by our security holders on November 19, 2007.

The Company issued 14,000,000 stock options to employees and directors during the second quarter of 2007. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 92%; average risk-free interest rate of 5.0%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. We recognized $632,358 in share-based compensation expense for the three months ended March 31, 2008.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect of the application of SFAS 161 on its consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

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

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out in Item 1 from our annual report on Form 10-K for the year ended December 31, 2007, filed April 15, 2008.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from the Current Report on Form 10-K filed on April 15, 2008 (Commission File No. 000-50903))

3.2	Amended and Restated Bylaws (incorporated by reference from the Current Report on Form 8-K filed on September 18, 2007 (Commission File No. 000-50903))

3.3
First Amendment to Amended and Restated Bylaws of Pure Biofuels Corp., dated as of March 26, 2008 (incorporated by reference from the Current Report on Form 8-K filed on April 1, 2008 (Commission File No. 000-50903))

4.1
10%/12% Senior Convertible PIK Election Note, dated September 12, 2007, issued by Pure Biofuels Corp. to Plainfield Peru I LLC for the principal sum of $10,000,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

4.2	10%/12% Senior Convertible PIK Election Note, dated March 26, 2008, issued by Pure Biofuels Corp. to Plainfield Peru I LLC for the principal sum of $5,000,000.

10.1
Securities Purchase Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Plainfield Special Situations Mater Fund Limited, Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.2
First Amendment to Securities Purchase Agreement, dated as of March 26, 2008, by and among Pure Biofuels Corp., Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from the Current Report on Form 8-K filed on April 1, 2008 (Commission File No. 000-50903))

10.3
Amended and Restated Stockholders Agreement, dated as of March 26, 2008, by and among Pure Biofuels Corp., Luis Goyzueta, Plainfield Peru I LLC and Plainfield Peru II LLC (incorporated by reference from the Current Report on Form 8-K filed on April 1, 2008 (Commission File No. 000-50903))

10.4
Loan Agreement, dated September 12, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Palma Industrial S.A.C., Lenders and Plainfield Special Situations Master Fund Limited (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.5
Note dated September 12, 2007, issued by Palma Industrial S.A.C. to Plainfield Special Situations Master Fund Limited for the principal sum of $20,000,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.6
Note dated September 12, 2007 issued by Pure Biofuels del Peru S.A.C. to Plainfield Special Situations Master Fund Limited for the principal sum of $20,000,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 14, 2007 (Commission File No. 000-50903))

10.7
Agreement, dated as of March 13, 2008, by Pure Biofuels Corp., Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C. (incorporated by reference from the Current Report on Form 8-K filed on March 19, 2008 (Commission File No. 000-50903))

10.8
Second Amendment to Loan Documents, dated as of April 18, 2008, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Palma Industrial S.A.C., Plainfield Special Situations Master Fund Limited and the other Credit Parties thereto (incorporated by reference from the Current Report on Form 8-K filed on April 24, 2008 (Commission File No. 000-50903))

10.9	Note dated April 18, 2008, issued by Palma Industrial S.A.C. to Plainfield Special Situations Master Fund Limited for the principal sum of $17,346,939

10.10	Note dated April 18, 2008, issued by Pure Biofuels del Peru S.A.C. to Plainfield Special Situations Master Fund Limited for the principal sum of $17,346,939

10.11
Agreement and Plan of Merger, dated as of December 4, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Interpacific Oil S.A.C., and certain Target Stockholders identified therein (incorporated by reference from the Current Report on Form 8-K filed on December 10, 2007 (Commission File No. 000-50903))

10.12
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 23, 2007, by and among Pure Biofuels Corp., Pure Biofuels del Peru S.A.C., Interpacific Oil S.A.C., and certain Target Stockholders identified therein (incorporated by reference from the Current Report on Form 8-K filed on January 25, 2008 (Commission File No. 000-50903))

10.13
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE BIOFUELS CORP.

Date: May 20, 2008	By:	/s/ Luis Goyzueta
Luis Goyzueta, Chief Executive Officer and Director

Date: May 20, 2008	By:	/s/ Gustavo Goyzueta
Gustavo Goyzueta, Chief Financial Officer