Form 10-Q
period 2008-06-30
PURE BIOFUELS CORP
filed 2008-08-19
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
  As of August 12, 2008, the Company had 171,435,926 outstanding shares of common stock, par value $0.001.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,203,356	$2,991,104
Restricted cash	141,904	740,376
Other receivables	504,932	325,737
Prepaid expenses and other assets	70,302	516,406
Due from related parties	18,748	2,907
TOTAL CURRENT ASSETS	4,939,242	4,576,530

VAT RECEIVABLE	5,791,089	2,613,496
PREPAYMENT FOR EQUIPMENT PURCHASE	431,796	174,276
PROPERTY PLANT AND EQUIPMENT, net	32,800,595	15,842,898
DEBT ISSUANCE COSTS, net	4,571,207	3,926,340
GOODWILL	1,350,806	1,337,288
DEPOSIT FOR ACQUISITION OF IMMOBILIARIA ALPHA	-	199,867

TOTAL ASSETS	$49,884,735	$28,670,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,247,140	$1,918,980
Due to prior sharholders of Interpacific Oil	-	996,667
Due to related parties	210,747	208,638
Convertible promissory note	-	60,000

TOTAL CURRENT LIABILITIES	2,457,887	3,184,285

CONVERTIBLE NOTES, net of debt discount of $14,509,833 and $9,397,920
as of June 30, 2008 and December 31, 2007, respectively	1,100,167	602,080
LINE OF CREDIT	37,346,852	16,400,000

TOTAL LIABILITIES	40,904,906	20,186,365

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized;
77,687,871 and 75,319,769 shares issued and outstanding as
of June 30, 2008 and December 31, 2007, respectively	77,688	75,320
Additional paid-in capital	40,060,102	30,487,037
Accumulated other comprehensive loss	(188,412)	(199,791)
Deficit accumulated during the development stage	(30,969,549)	(21,878,236)

TOTAL STOCKHOLDERS' EQUITY	8,979,829	8,484,330
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,884,735	$28,670,695

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO JUNE 30, 2008

					For the period
					from May 10, 2006
	Three Months Ended June 30,		Six Months Ended June 30,		(Date of Inception)
	2008	2007	2008	2007	to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Consulting fees	177,744	486,906	987,414	1,014,761	2,965,710
General and administrative	405,553	169,033	1,084,436	306,710	2,535,569
Professional fees	571,935	423,284	1,031,462	523,382	3,454,299
Wages	928,573	2,615,383	1,948,674	2,820,970	7,176,420

TOTAL OPERATING EXPENSES	2,083,805	3,694,606	5,051,986	4,665,823	16,131,998

LOSS FROM OPERATIONS	(2,083,805)	(3,694,606)	(5,051,986)	(4,665,823)	(16,131,998)

OTHER INCOME (EXPENSES):
Interest and financing costs	(57,829)	(72,897)	(1,055,455)	(72,897)	(12,409,641)
Decrease in accrued derivative liability	-	-	-	-	4,624,623
Other	(160,327)	(547)	(157,026)	(547)	(169,161)
Amortization of debt discounts and debt issuance costs	(1,151,567)	(3,160,504)	(1,957,412)	(3,160,504)	(6,809,631)
Foreign currency transaction loss	(3,193,013)	-	(868,634)	-	(72,941)

TOTAL OTHER EXPENSE	(4,562,736)	(3,233,948)	(4,038,527)	(3,233,948)	(14,836,751)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,646,541)	(6,928,554)	(9,090,513)	(7,899,771)	(30,968,749)

PROVISION FOR INCOME TAXES	-	-	800	-	800

NET LOSS	$(6,646,541)	$(6,928,554)	$(9,091,313)	$(7,899,771)	$(30,969,549)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	198,003	(356)	11,379	2,085	(188,412)

COMPREHENSIVE LOSS	$(6,448,538)	$(6,928,910)	$(9,079,934)	$(7,897,686)	$(31,157,961)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.09)	$(0.11)	$(0.12)	$(0.13)	$(0.53)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	77,687,871	62,568,642	77,357,848	62,365,128	58,617,891

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO JUNE 30, 2008
(unaudited)

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	In Advance	Loss	Stage	Equity

Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adustment for change in par value		(303)	303				-
Recapitalization transactions							-
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626				1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912				-
Recapitalization Adjustment	29,999,970	29,999	(210,526)				(180,527)
Shares acquired by legal parent	(1,000)	(1)					(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306				2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573				320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344				303,749
Finders fee			(195,000)				(195,000)
Subscriptions received in advance				96,277			96,277
Net loss						(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	62,132	4,888,538	96,277	-	(1,075,611)	3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-		3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-		212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-		507,647	-	-	-	507,647
Beneficial conversion feature associated with convertible debentures	-		507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-		390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-		54,958	-	-	-	54,958
Estimated liquidated damages	-		(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-		4,152,000	-	-	-	4,152,000
Repricing of warrants	-		41,697	-	-	-	41,697
Transfer to accrued derivative liability	-		(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	75,320	30,487,037	-	(199,791)	(21,878,236)	8,484,330

Stock compensation expense for options issued to employees	-	-	1,264,716	-	-	-	1,264,716
Issuance of common stock for Inter Pacific Oil	2,166,667	2,167	994,500	-	-	-	996,667
Issuance of common stock for services	15,000	15	5,835	-	-	-	5,850
Conversion of convertible debt	186,435	186	106,081	-	-	-	106,267
Fair value of warrants issued as part of financing agreement	-	-	573,628	-	-	-	573,628
Repricing of warrants	-	-	979,805	-	-	-	979,805
Repricing of convertible debt	-	-	5,481,833	-	-	-	5,481,833
Fair value of benefical conversion feature for convertible debt	-	-	166,667	-	-	-	166,667
Foreign currency translation adjustment	-	-	-	-	11,379	-	11,379
Net loss	-	-	-	-	-	(9,091,313)	(9,091,313)

Balance, June 30, 2008	77,687,871	$77,688	$40,060,102	$-	$(188,412)	$(30,969,549)	$8,979,829

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods persented

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO JUNE 30, 2008

			For the period
	Six Months	Six Months	from May 10, 2006
	Ended	Ended	(date of inception)
	June 30, 2008	June 30, 2007	to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(9,091,313)	$(7,899,771)	$(30,969,549)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Accrued consulting fees	-	-	97,500
Depreciation	22,380	7,819	68,014
Stock compensation expense for options issued to employees	1,264,716	2,362,547	4,862,310
Fair value of shares issued for services	5,850	-	5,850
Fair value of shares issued for financing costs	46,267	-	46,267
Fair value of warrants issued for services		18,516	54,958
Fair value of warrants issued for financing costs	573,628	-	963,847
Effect of warrant repricing	87,818	-	129,515
Amortization of debt discounts and debt issuance costs	1,957,412	3,160,504	6,809,631
Non-cash financing costs	-	-	9,755,635
Change in accrued derivative liability	-	-	(4,624,623)
Loss on write off of deposit	200,875		200,875
Non-cash foreign currency transaction loss	1,215,298	-	419,605
Changes in operating assets and liabilities:
Accounts receivable	-	(18,651)	-
Other receivable	35,121		(244,932)
Prepaid expenses and deposits	452,733	(67,066)	232,888
Due from related party	(15,696)		(15,696)
Accounts payable and accrued expenses	(1,319,950)	1,056,533	(230,558)
Due to related party	-	-	(140,646)
Net cash used in operating activities	(4,564,861)	(1,379,569)	(12,579,109)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of Interpacific Oil S.A.C.	-	-	(700,000)
Change in restricted cash	(141,192)		(141,192)
Deposit paid on acquisition of Immobiliaria Alpha	-	-	(199,867)
VAT receivable	(3,134,001)	(379,916)	(5,811,725)
Net cash acquired with acquisition		-	1,825,805
Prepayment for purchase of equipment	(429,718)	-	(603,994)
Purchase of propety, plant and equipment	(14,387,843)	(1,868,810)	(28,609,977)

Net cash used in investing activities	(18,092,754)	(2,248,726)	(34,240,950)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to related parties, net	-	(9,358)	313
Proceeds from subscriptions received in advance	-	-	96,277
Proceeds from issuance of convertible debt	5,000,000	3,000,000	18,000,000
Proceeds from line of credit	20,946,852	-	37,346,852
Change in interest reserve	744,411	-	(255,589)
Interest payment deducted from Restricted Cash		-	285,068
Paydown of covertible debt	-	-	(3,000,000)
Paydown of long term debt	-	-	(1,200,000)
Payment of offering costs	(1,165,617)	(175,000)	(3,702,416)
Proceeds from the issuance of common stock	-	60,466	4,204,375
Net cash provided by financing activities	25,525,646	2,876,108	51,774,880

Effect of exchange rate changes on cash and cash equivalents	(1,655,779)	(6,175)	(751,465)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,212,252	(758,362)	4,203,356

CASH AND CASH EQUIVALENTS, Beginning of period	2,991,104	1,261,974	-

CASH AND CASH EQUIVALENTS, End of period	$4,203,356	$503,612	$4,203,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid		$ $ 24,000	$790,807
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$-	$2,352,000	$4,152,000
Issuance of common stock with convertible debenture	$-	$-	$5,500,000
Issuance of warrants with convertible debenture		$ $ 507,647	$507,647
Issuance of warrants for debt extension	$-	$-	$390,219
Issuance of warrants for consulting services	$-	$18,516	$18,516
Issuance of common stock for debt issuance costs	$-	$180,000	$180,000
Issuance of warrants for debt issuance costs	$-	$212,232	$212,232
Issuance of convertible promissory note for debt issuance costs	$60,000	$60,000	$120,000
Issuance of common stock for financing costs	$-	$-	$408,750
Increase in accrued liability related to Interpacific Merger	$-	$-	$932,104
Issuance of shares for purchase of Interpacific Oil S.A.C.	$996,667	$-	$996,667
Issuance of convertible promissory note for interest payable	$610,000	$-	610,000
Issuance of warrants as part of financing agreement	$573,628	$-	$573,628
Capitalize interest on construction in progress	$2,355,320	$-	$2,752,143
Issuance of common stock for convertible debt	$106,267	$-	$106,267
Repricing of warrants	$891,987	$-	$891,987
Repricing of convertible debenture	$5,481,833	$-	$5,481,833
Beneficial conversion feature on issuance of convertible debt	$166,667	$-	$166,667

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

On August 7, 2006, the Company completed a merger with its wholly-owned subsidiary, Pure Biofuels Corp., which was incorporated solely to effect the name change. As a result, the Company changed its name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” In addition, effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. In November 2007, the Company increased it authorized shares of common stock from 93,750,000 to 250,000,000. All share amounts have been retroactively adjusted for all periods presented. In 2007, the Company also changed its fiscal year-end from January 31 to December 31.

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

Development Stage Company and Going Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the six months ended June 30, 2008, the Company incurred a net loss of $9,091,313 and as of June 30, 2008, the Company has a deficit accumulated during the development stage of $30,969,549. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Pure Biofuels del Peru S.A.C.	Peru	99.9
Palma Industrial S.A.C.	Peru	99.9
Palma Industrial's five subsidiaries:
Aceite Pucallpa S.A.C.	Peru	99.9
Palmas de Oriente S.A.C.	Peru	99.9
Palmas Tropicales S.A.C.	Peru	99.9
Pucapalma S.A.C.	Peru	99.9
Ecopalma, S.A.C.	Peru	99.9
del Peru's subsidiary:
Pure Biocarburantes, S.A.	Argentina	99.4

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

Note 2– Summary of Significant Accounting Policies

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a standby letter of credit. Under the Company's loan agreement, the Company is required to establish an interest reserve account in the amount of $1,000,000 from the proceeds of the initial borrowing on the line of credit. The interest reserve will be used to fund interest payments charged on the line of credit until the reserve has been fully exhausted. As of June 30, 2008 and December 31, 2007, total restricted cash related to the interest reserve amounted to $0 and $740,376, respectively. As of June 30, 2008 and December 31, 2007, total restricted cash related to the standby letter of credit amounted to $141,904 and $0, respectively.

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

Goodwill and Impairment

The Company, through the acquisition of Interpacific Oil SAC, a Peruvian corporation, purchased goodwill in the amount of $1,350,806. In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances that indicated that impairment exists. The Company believes that, as of June 30, 2008 and December 31, 2007, there was no significant impairment of its goodwill.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

As of June 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru, Argentina and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru and Argentina are not covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $4,480,129 and $2,845,009, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The Company recorded a translation gain of $11,379 and $2,085 for the six months ended June 30, 2008 and 2007, respectively. Asset and liability amounts at June 30, 2008 and December 31, 2007 were translated at 2.967 PEN to $1.00 USD and 2.997 PEN to $1.00 USD, respectively for the Company’s Peruvian subsidiary. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2008 and 2007, 2.982 PEN and 3.184 PEN to $1.00 USD, respectively. At June 30, 2008 and December 31, 2007 the exchange rate for the assets and liabilities of the Company’s Argentinean subsidiary was 3.025 ARS and 3.149 ARS to $1.00 USD, respectively. The average translation rate applied to the income statement accounts for the Company’s Argentinean subsidiary for six months ended June 30, 2008 was 3.11 ARS to $1.00 USD. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended June 30, 2008, the Company recorded net transaction losses of $3,193,013 and $868,634, respectively. There were no transaction gains or losses for the three and six months ended June 30, 2007. This loss represents the foreign currency loss of borrowing $US dollars on the line of credit and converting them into Peruvian Nuevos Soles. Ultimate settlement of this debt will be in $US dollars. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

Stock-Based Compensation

On April 27, 2007, our board of directors amended and restated the Company’s stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute to the success of the Company.  The board of directors will administer the Plan. The Plan is subject to shareholder approval, which was obtained on November 19, 2007. The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company recognized $632,358 and $1,264,716 in share-based compensation expense for the three and six months ended June 30, 2008, respectively. There were no share based payments recognized for the three and six months ended June 30, 2007.

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

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 3 – VAT Receivable

At June 30, 2008 and December 31, 2007, the Company recognized a VAT (value added tax) receivable of $5,791,089 and $2,613,496, respectively in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable has been classified as a long-term asset.

Note 4 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Land	$3,409,944	$3,375,818
Plant under construction	27,764,178	11,708,162
Building improvements	137,030	39,643
Equipment	1,248,423	685,491
Furniture and miscellaneous	307,092	76,891
	32,866,667	15,886,005
Accumulated depreciation	(66,072)	(43,107)
Property, Plant and Equipment, net	$32,800,595	$15,842,898

Depreciation expense amounted to $11,504 and $22,380 for the three and six months ended June 30, 2008, $4,149 and $7,819 for the three and six months ended June 30, 2007, respectively, and $68,014 for the period from May 10, 2006 (inception) to June 30, 2008. For the six months ended June 30, 2008 and 2007, interest capitalized to Property, Plant and Equipment amounted to $2,355,320 and $0, respectively.

During 2008 and 2007, the Company had construction in progress related to the construction of the Company’s biodiesel refinery that will be completed and tested during August 2008. Total estimated project completion costs for the project amounts to $28,800,000. At June 30, 2008 and December 31, 2007 the construction in progress accounts includes capitalized interest of $2,752,143 and $396,823, respectively.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 5 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLCI”) and Plainfield Peru II LLC (“LLC II” and together with LLCI, “Plainfield”) pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after November 19, 2007, the date when the Company obtained stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. On March 15, 2008, the Company issued a $610,000 aggregate principal amount of PIK Interest Notes. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions. Furthermore, the Company agreed to take all necessary actions to cause Erich Reehl to be elected as a director of the board of directors or the Company.

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

The Additional Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Additional Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

If there is an event of default on the Additional Notes, the principal amount of the Additional Notes, plus accrued and unpaid interest may be declared immediately due and payable, subject to certain conditions set forth in the Additional Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events involving the Company. It is an event of default under the Additional Notes if (i) the Company fails to pay accrued interest, principal amount or another amount with respect to the Notes when due; (ii) certain events of bankruptcy, insolvency or reorganization with respect to the Company specified in the Notes occur; (iii) the Company fails to pay when due any other indebtedness in excess of $100,000; (iv) any of the Transaction Documents (as defined in the Amended Purchase Agreement) shall cease to be in full force and effect; (v) the Company fails to make the payments on the Additional Notes required upon a Change of Control (as defined in the Purchase Agreement); (vi) certain judgments or decrees shall be entered against us or any of the subsidiaries in an amount exceeding $100,000; (vii) the Company defaults in the due performance or observance by it of any term, covenant or agreement contained in the Purchase Agreement; or (viii) any representation, warranty or statement made or deemed made by the Company in connection with the transaction shall prove to be untrue in any material respect on the date as of which made or deemed made.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Company also agreed to grant to Plainfield, within 90 days of the Additional Notes closing date (as defined in the Amended Purchase Agreement), security interests in such assets and Capital Stock of the Company’s Subsidiaries (as defined in the Purchase Agreement) as may be requested from time to time by Plainfield. Failure to grant such interests shall give rise to an immediate Event of Default pursuant to the Amended Purchase Agreement and the Loan Agreement.

On April 18, 2008, the Company, as Guarantor, entered into a Second Amendment to Loan Documents (the “ Amendment ”) with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company (the “ Borrowers ”) , Plainfield Special Situations Master Fund Limited, as the Lender and Administrative Agent (“ Plainfield ” or the “ Administrative Agent ”) and the other credit parties thereto. The Amendment amends the loan agreement (the “ Loan Agreement ”) and certain related documents (together with the Loan Agreement, the “ Loan Documents ”) entered into by the Company, the Borrowers and Plainfield on September 12, 2007 as amended by an amendment executed on March 13, 2008.

Pursuant to the terms of the Amendment, available borrowings under the Loan Agreement were increased by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement is $37,346,939. Prior to the execution of the Amendment, the Company had borrowed $20,000,000 under the Loan Agreement. On April 18, 2008, the Company borrowed an additional $4,413,265, on April 28, 2008, the Company borrowed an additional $4,120,746, on May 7, 2008, the Company borrowed an addition $3,437,075, and on May 19, 2008, the Company borrowed an additional $5,375,853 under the Loan Agreement.

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

Total interest incurred for the three and six months ended June 30, 2008 related to the convertible debentures amounted to $468,300 and $779,887, respectively, which was capitalized in Property, Plant and Equipment.

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 7 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement, between the Company, as Guarantor, and Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, various lenders and PSSM, as Administrative Agent.   The outstanding balance at June 30, 2008 and December 31, 2007 is $37,346,852 and $16,400,000, respectively. Total interest expense for the three and six months ended June 30, 2008 amounted to $1,112,071 and $1,702,740, respectively, which was capitalized in Property, Plant and Equipment.

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

During 2008, in connection with the additional issuance of the Line of Credit, the Company paid approximately $710,000 in debt issuance costs which have been capitalized as debt issuance costs and are being amortized over the term of the Line of Credit. For the three and six months ended June 30, 2008, the Company amortized a total of $83,943 and $128,464, respectively, of the debt issuance costs, related to the line of credit, as amortization of debt discounts and debt issuance costs in the accompanying consolidated statements of operations.

Note 8 – Accrued Derivative Liability

As a result of the Company issuing the Notes and Warrants described in Note 5 above, it did not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding during 2007. Therefore, the outstanding options and warrants were recorded at fair value and shown as accrued derivative liability at the inception of the Note. The fair value of the outstanding options and warrants (excluding the 56,938,245 Warrants which were recorded as a derivative liability at issuance) of $5,907,893 was transferred from additional paid in capital to accrued derivative liability on September 12, 2007. The fair value of outstanding options and warrants was recorded as accrued derivative liability at each balance sheet date until November 19, 2007, the date the Company increased its authorized shares. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 114%. In addition, the fair value of the beneficial conversion feature associated with the Notes was also recorded as accrued derivative liability. The change in fair value of the accrued derivative liability from September 12, 2007 to November 19, 2007 was $4,624,623 was reflected as an increase to other income in the statement of operations for the year ended December 31, 2007.

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
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine SAC, a company controlled by certain officers of the Company, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lumpsum payment of $309,166.37 retroactive from September 15, 2006 to June 30, 2007 for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 thru August 12, 2009. Total consulting expenses incurred under this agreement totaled $102,000 and $187,000 for the three and six months ended June 30, 2008.

b)	Plainfield is a related party as they are a major shareholder of the Company. See transactions with Plainfield in notes 5, 7, 11 and 15.

c)	As of June 30, 2008 and December 31, 2007, the Company has loans due to shareholders in the amount of $210,747 and $208,638.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 10 – Commitments

The Company entered into the following agreements:

a)
On June 22, 2007, our Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) entered into an escrow agreement with U.S. Bank National Association, as the escrow agent, ARC Investment Partners, LLC, (“ARC”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders agreed to transfer (i) 3,000,000 shares of our Company’s common stock to ARC (ii) 2,000,000 shares of our Company’s common stock to Tapirdo and (iii) 1,000,000 shares of our Company’s common stock to SGM (collectively, the “Shares”) upon the Company entering into a financing transaction or series of transactions pursuant to which the Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $3 million financing on April 19, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the Shares. On July 10, 2007 the escrow agent transferred such shares. The value of the shares was $2,352,000 and has been recorded as debt issuance costs associated with the $3,000,000 convertible debenture . In addition as a result of the closing of the $30 million financing on September 12, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of remaining 60% of the Shares. The value of the shares was $1,800,000 and has been recorded as debt issuance costs associated with the $10,000,000 convertible debenture.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

b)
The Company is required to pay the remaining $60,000 plus VAT in 2007, pursuant to an engineering contract between the Company and Polindustria with the orginal contract amount of $120,000. During the year ended December 31, 2007, the Company paid a total of $54,264 to Polindustria, comprised of $45,600 in payments and $8,664 in VAT. The Company paid the remaining $14,400 during the six months ended June 30, 2008.

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

d)
On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Carlos Pinto, our Chief Operating Officer, Steven Magami, our director, and Adam Roseman, former Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement (the “Plan”) entered into between each of them and the Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

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

During the six months ended June 30, 2008, the Company entered into additional agreements with Plainfield. See Notes 5, 7, 11 and 15 for summaries of these agreements.

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

k)
On January 8, 2007, the Company entered into a lease for premises in Buenos Aires, Argentina. Under the terms of the lease, the Company is required to make monthly payments of approximately $2,000, plus applicable taxes until August 2007. On August 1, 2007 the Company entered into a new lease for the premises in Buenos Aires, Argentina. Under the terms of the lease, the Company is required to make monthly payments of $2,500 for the first year, $2,750 for the second year, and $3,025 for the third year until the expiration of the lease on July 31, 2010. On May 2008, the lease for the office premises in Buenos Aires was canceled.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

During the three and six months ended June 30, 2008, the Company had lease expense in the amount of $22,239 and $44,478, respectively, and $16,274 and $33,348 lease expense for the three and six months ended June 30, 2007, respectively.

The future minimum lease payments are as follows:

PERIOD ENDING JUNE 30,	AMOUNT
2009	$161,112
2010	169,167
2011	88,956
2012 and thereafter	72,156
$491,391

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

During the fourth quarter of 2007, the Company issued a total of 650,000 shares of common stock valued at $408,750 i n consideration for the lender under the loan agreement and administrative agent entering into the waiver agreement .

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

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the conversion price of Plainfield’s convertible notes into the Company’s common stock from $0.60 to $0.30. The difference in fair value between the value of the beneficial conversion feature at March 13, 2008 before the price was reset and the value of the beneficial conversion feature after the price was reset was $5,481,833. The aforesaid value was recorded as debt discount and will be amortized over the life of the note. The Company amortized $357,435 and $363,455 during the three and six months ended June 30, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock form $0.60 to $0.30. The difference in fair value between the value of the warrants at March 13, 2008 before the price was reset and the value of the warrants after the price was reset was $2,423,951. However, the maximum discount that could be applied to the convertible notes is $891,987. The aforesaid value was recorded as debt discount and will be amortized over the life of the note. The Company amortized $49,374 and $59,140 during the three and six months ended June 30, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations. The Company also recorded as interest and financing costs $87,818 related to re-priced Plainfield warrants not recorded as discount.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company recorded $166,667 as a beneficial conversion feature. The value of the beneficial conversion feature was based on $5,000,000 of convertible debt, $0.31 market price of share, and $0.30 conversion price. The $166,667 was recorded as a debt discount and will be amortized over the life of the note. The Company amortized $9,299 and $9,810 during the three and six months ended June 30, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

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

On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Carlos Pinto, our Chief Operating Officer, Steven Magami, Director, and Adam Roseman, our former Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement entered into between each of them and the Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Nonstatutory Stock Option Agreement from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Nonstatutory Stock Option Agreement) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

During May 2008, the Company issued 2,440,000 stock options to employees during the second quarter of 2008. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 110%; average risk-free interest rate of 3.39%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. We recognized $1,264,716 and $632,358 in share-based compensation expense for the six months and three months ended June 30, 2008, respectively.

The following summarizes the stock options transactions for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2007	14,000,000	$0.6	9.45
Granted	2,440,000	$0.6
Exercised	-	-
Forfeited	(1,093,750)	$0.6
Outstanding, June 30, 2008	15,346,250	$0.6	9.1	-
Exercisable, June 30, 2008	8,266,250	$0.6	9.02	-

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Company has recorded wages expense in the amount of $632,358 and $1,264,716 to reflect the value of these options for the three and six months ended June 30, 2008, respectively. The Company recorded wages expense for options issued of $2,362,547 and $2,362,547 for the three and six months ended June 30, 2007.

Note 12 – Warrants

The following summarizes the stock purchase warrant transactions for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2007	60,303,581	$0.6
Granted	2,289,272	$0.3
Exercised	-	-
Forfeited	(151,505)	$1.5
Outstanding, June 30, 2008	15,346,250	$0.6	6.35

Note 13 – Segmented Information

The Company’s operations are conducted in three reportable segments, U.S., Peru and Argentina. The net loss and net identifiable assets by reportable segments are as follows:

	U.S.	Peru	Argentina	Total
Net loss	$(5,303,386)	$(3,667,845)	$(120,082)	$(9,091,313)
Property, plant and equipment	$795,600	$31,989,961	$15,034	$32,800,595
Total Assets	$4,307,490	$45,406,268	$170,977	$49,884,735

Note 14 – Acquisitions

Inmobiliaria Alpha S.A.C.

On December 20, 2007, the Company, Palma Industrial S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Inmobiliaria Alpha   S.A.C., a Peruvian corporation (“Alpha”), and certain stockholders of Alpha entered into an Agreement and Plan of Merger, pursuant to which Palma Industrial will acquire all of the outstanding capital stock of Alpha, with Palma Industrial continuing as the surviving corporation. Of the total acquisition price of $3,850,000, as of December 31, 2007, approximately $200,000 has been provided to Alpha for a deposit on this acquisition. This agreement expired on March 31, 2008 and the Company was not able to negotiate an extension in favorable terms. The deposit to guarantee the acquisition has been expensed in the statement operations for the six months ended June 30, 2008.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 15 – Subsequent Events

Plainfield Warrant Exchange Agreement

On August 5, 2008, the Company and Plainfield entered into a Warrant Exchange Agreement (the “Agreement”). Plainfield (A) was a holder of warrants to purchase (i) 59,104,912 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.30; and (ii) 122,605 shares of Common Stock at an exercise price of $0.01; and (B) had the right to acquire warrants to purchase 57,823,130 shares of Common Stock at an exercise price to be determined but not greater than $0.30 (the “Warrant Rights” and together with the warrants described in subclause (A), the “Warrants”). Plainfield and the Company consummated an exchange of the Warrants pursuant to the terms of the Agreement. Plainfield exchanged all of the Warrants for 78,033,765 shares of Common Stock (the “Exchange Shares”). Upon issuance of the Exchange Shares to Plainfield, the Warrants were rendered null and void and of no further force or effect.

Upon the closing of the Agreement, Plainfield and its affiliates own (1) 89,683,765 shares of Common Stock, or approximately 57.6% or our outstanding Common Stock; and (2) $15,610,000 aggregate principal amount of notes convertible into 52,033,333 shares of Common Stock at a conversion price of $0.30. Plainfield is also the sole lender and administrative agent under the Company’s Loan Agreement, which has a principal aggregate amount of $37,346,939 outstanding.

Private placement of Common Stock

On August 8, 2008, the Company completed a private placement of 15,714,287 shares of the Company’s common stock at a price of $0.35 per share for total gross proceeds of $5,500,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Overview

We intend to construct and operate a 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru, (“Callao Port Facility”), and operate a 10.0 million gallon biodiesel production plant that we acquired from Interpacific Oil, (“Interpacific”, or the “Interpacific Facility”), on December 4, 2007. Currently, we are a development stage company with no revenues from operations. To date, our efforts have been devoted principally to developing plans for the construction of the Callao Port Facility, engaging service providers and related activities. We anticipate that we will need an additional $8.9 million in financing in order to complete the Callao Port Facility and an additional $400,000 to complete testing of the Interpacific Facility. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all.

In addition, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us or at all.

The Callao Port Facility will have a design capacity of approximately 52.5 million gallons of biodiesel per year. In addition, we expect the plant will produce approximately 9 million gallons of crude glycerin each year. The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facilities ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 MMgy to 10 MMgy.

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

We plan to be self sufficient with our primary raw material, vegetable oil. This composes approximately 94% of our estimated production costs. As part of this vertical integration, we intend to raise $16 million within the next 6 months in order to plant roughly 12,000 hectares of Jatropha. Our studies show that this will yield, conservatively, 3 metric tons of oil per hectare by 2010, once the plants reach maturity. This will supply around 8% of our raw material requirements and our long term objective is to develop sufficient crops in order to be 100% self sufficient. We plant to use alternative non-edible crops like Jatropha, which can be planted in arid lands unsuitable for most food crops. Finally, we intend to raise an additional $20 million for an oil extraction plant for our Jatropha plantations and additional tanks for our storage terminal facility. There can be no assurance that we will be able to secure any such financing at terms that are favorable to us or at all, or, even if we secure such financing, that we will ever become self sufficient as described above.

The construction of our Callao Port Facility has been completed and testing is currently being done. Assuming the tests are successful and we secure sufficient financing, we are targeting to begin operations during the third quarter of 2008. As for the Interpacific Facility, testing has already been completed and we expect to generate revenues by September 2008.

Results of Operations

For the three month period ended June 30, 2008 vs. the three month period ended June 30, 2007

We generated no revenues during both the three month period ended June 30, 2008 and the three month period ended June 30, 2007

Consulting fees were $177,744 for the three months ended June 30, 2008 compared to $486,906 for the three months ended June 30, 2007 for a decrease of $309,162, or (63%). The decrease in consulting fees is because the Company paid more consulting fees during the initial phase of the plant construction which occurred during 2007 and the first quarter of 2008.

General and administrative expenses were $405,553 for the three months ended June 30, 2008 compared to $169,033 for the three months ended June 30, 2007 for an increase of $236,520, or 140%. The increase is due to increase costs as the Company is building internal infrastructure to support the operation of the plants that are being constructed.

Professional fees were $571,935 for the three months ended June 30, 2008 compared to $423,284 for the three months ended June 30, 2007 for an increase of $148,651, or 35%. The increase in fees is due to the increase in legal fees and accounting fees. The increase in legal fees is due to the financing agreements and acquisitions that we entered into since June 30, 2007.

We estimate that our organization and financing costs for the next twelve month period will be approximately $4,000,000. These costs will primarily consist of legal, administrative, compliance, and other expenses.

Wages were $928,573 for the three months ended June 30, 2008 compared to $2,615,383 for the three months ended June 30, 2007 for a decrease of $1,686,810, or (64%). The decrease in wages is due to the decrease in stock compensation expense for options issued to employees offset by an increase in employees as we continue to hire people as we continue to grow. Stock compensation expenses were $632,358 for the three months ended June 30, 2008 compared to $2,362,547 for the three months ended June 30, 2007 for a decrease of $1,730,189 or (73%).

Interest and financing costs were $57,829 for the three months ended June 30, 2008 compared to $72,897 for the three months ended June 30, 2007 for a decrease of $15,068, or (21%).

Amortization of debt discounts and debt issuance costs were $1,151,567 for the three months ended June 30, 2008 compared to $3,160,504 for the three months ended June 30, 2007, for a decrease of $2,008,937, or (64%). The decrease is because the Company amortized $2,357,195 related to debt incurred during the second quarter 2007 which had a three month maturity date offset by an increase in debt issue costs associated with obtaining financing in order to construct the biodiesel plants. Included in the expense are amount related to debt issuance costs paid to third parties in order to secure financing as well as discounts on the debt related to beneficial conversion features and warrants associated with the debt.

Foreign currency transaction losses were $3,193,013 for the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2007, for an increase of $3,193,013. The increase is due to the line of credit which was denominated and payable in U.S. dollars. Because the U.S. dollar has increased in value compared to the Peruvian Soles, we need more Peruvian Soles to repay the line of credit.

For the six month period ended June 30, 2008 vs. the six month period ended June 30, 2007

We generated no revenues during both the six month period ended June 30, 2008 and the six month period ended June 30, 2007.

Consulting fees were $987,414 for the six months ended June 30, 2008 compared to $1,014,761 for the six months ended June 30, 2007 for a decrease of $27,347, or (3%). The decrease in consulting fees is because the Company paid more consulting fees during the initial phase of the plant construction which occurred during 2007 and the first quarter of 2008.

General and administrative expenses were $1,084,436 for the six months ended June 30, 2008 compared to $306,710 for the six months ended June 30, 2007 for an increase of $777,726, or 254%. The increase is due to increase costs as the Company is building internal infrastructure to support the operation of the plants that are being constructed.

Professional fees were $1,031,462 for the six months ended June 30, 2008 compared to $523,382 for the six months ended June 30, 2007 for an increase of $508,080, or 97%. The increase in fees is due to the increase in legal fees and accounting fees. The increase in legal fees is due to the financing agreements and acquisitions that we entered into since June 30, 2007.

We estimate that our organization and financing costs for the next twelve month period will be approximately $4,000,000. These costs will primarily consist of legal, administrative, compliance, and other expenses.

Wages were $1,948,674 for the six months ended June 30, 2008 compared to $2,820,970 for the six months ended June 30, 2007 for a decrease of $872,296, or (31%). The decrease in wages is due to the decrease in stock compensation expense for options issued to employees offset by an increase in employees as we continue to hire people as we continue to grow. Stock compensation expenses were $1,264,716 for the six months ended June 30, 2008 compared to $2,362,547 for the six months ended June 30, 2007 for a decrease of $1,097,831 or (45%).

Interest and financing costs were $1,055,455 for the six months ended June 30, 2008 compared to $72,897 for the six months ended June 30, 2007 for an increase of $982,558, or 1,348%. The increase is directly related to the additional financing that we have received to construct our biodiesel plants. The interest and financing costs include both interest on the convertible debt and the fair market value of warrants issued as part of the financing agreements.

Amortization of debt discounts and debt issuance costs were $1,957,412 for the six months ended June 30, 2008 compared to $3,160,504 for the six months ended June 30, 2007, for a decrease of $1,203,092, or (38%). The decrease is because the Company amortized $2,357,195 related to debt incurred during the second quarter 2007 which had a three month maturity date offset by an increase in debt issue costs associated with obtaining financing in order to construct the biodiesel plants. Included in the expense are amount related to debt issuance costs paid to third parties in order to secure financing as well as discounts on the debt related to beneficial conversion features and warrants associated with the debt.

Foreign currency transaction losses were $868,634 for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007, for an increase of $868,634. The increase is due to the line of credit which was denominated and payable in U.S. dollars. Because the U.S. dollar has increased in value compared to the Peruvian Soles, we need more Peruvian Soles to repay the line of credit.

Liquidity and Capital Resources

General

As of June 30, 2008, we had $4,203,356 in cash and cash equivalents. In addition, for the six months ended June 30, 2008, our cash used in operating activities was $4,564,861 compared to our cash used in operating activities of $1,379,569 for the six months ended June 30, 2007. The cash used in operating activities was comprised primarily of our net loss of $9,091,313 and a decrease of accounts payable and accrued expenses of $1,319,950 offset by stock compensation expense of $1,264,716, amortization of debt discounts and debt issuance costs of $1,957,412, a noncash foreign currency transaction loss of $1,215,298, the fair value of warrants issued for financing costs of $573,628 and a decrease in prepaid expenses and deposits of $452,733. For the six months ended June 30, 2007, the cash used in operating activities of $1,379,569 was primarily due to our net loss of $7,899,771 offset by an increase in accounts payable and accrued expenses of $1,056,533, stock compensation expense for option of $2,362,547, and amortization of debt discounts and debt issuance costs of $3,160,504.

During the six months ended June 30, 2008 and 2007, we used $18,092,754 and $2,248,726 in investing activities, respectively. For the six months ended June 30, 2008 and 2007, we used $14,387,843 and $1,868,810, respectively for the purchase of property, plant, and equipment. Our VAT credit increased by $3,134,001 and $379,916 for the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008 and 2007, cash provided by financing activities was $25,525,646 and $2,876,108, respectively. During the six months ended June 30, 2008, we received $5,000,000 from the issuance of convertible debt and $20,946,852 from additional draw downs on our line of credit. We paid $1,165,617 in offering costs associated with the convertible debt and the line of credit.

The construction of our Callao Port Facility has been completed and testing is currently being done. Assuming the tests are successful and we secure sufficient financing, we are targeting to begin operations during the third quarter of 2008.

As for the Interpacific Facility, testing has already been completed and we expect to generate revenues by September 2008.

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

Our capital expenditures for the Callao refinery during the next twelve month period are expected to be approximately $5 million, which will be expended as the remaining contractors finish off their tested work. In addition, we intend to raise $16 million within the next 6 month period for our Jatropha plantations as part of our vertical integration strategy. Finally, we intend to raise $20 million within the next 12 month period for an oil extraction plant and additional tanks. There can be no assurance that we will be able to secure financing terms that are favorable to us or at all.

Financings

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. On August 8, 2008, we completed a private placement of 15,714,287 shares of the Company’s common stock at a price of $0.35 per share for total gross proceeds of $5,500,000.

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLCI”) and Plainfield Peru II LLC (“LLC II” and together with LLCI, “Plainfield”) pursuant to which the Company agreed to sell to the Plainfield $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes” or “Original Notes”). The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after November 19, 2007, the date when the Company obtained stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. On March 15, 2008, the Company issued a $610,000 aggregate principal amount of PIK Interest Notes. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions. Furthermore, the Company agreed to take all necessary actions to cause Erich Reehl to be elected as a director of the board of directors or the Company.

On March 26, 2008, the Company entered into a first amendment to the Purchase Agreement (the “Amended Purchase Agreement”) with Plainfield. The Amended Purchase Agreement amends the Purchase Agreement. Pursuant to the Amended Purchase Agreement, the Company agreed to sell to Plainfield $5,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Additional Notes”, and, together with the Original Notes, the “Notes”). The terms of the Additional Notes are substantially the same as the Original Notes except for the conversion price as described below.

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

The Additional Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Additional Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

If there is an event of default on the Additional Notes, the principal amount of the Additional Notes, plus accrued and unpaid interest may be declared immediately due and payable, subject to certain conditions set forth in the Additional Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events involving the Company. It is an event of default under the Additional Notes if (i) the Company fails to pay accrued interest, principal amount or another amount with respect to the Notes when due; (ii) certain events of bankruptcy, insolvency or reorganization with respect to the Company specified in the Notes occur; (iii) the Company fails to pay when due any other indebtedness in excess of $100,000; (iv) any of the Transaction Documents (as defined in the Amended Purchase Agreement) shall cease to be in full force and effect; (v) the Company fails to make the payments on the Additional Notes required upon a Change of Control (as defined in the Purchase Agreement); (vi) certain judgments or decrees shall be entered against us or any of the subsidiaries in an amount exceeding $100,000; (vii) the Company defaults in the due performance or observance by it of any term, covenant or agreement contained in the Purchase Agreement; or (viii) any representation, warranty or statement made or deemed made by the Company in connection with the transaction shall prove to be untrue in any material respect on the date as of which made or deemed made.

The Company also agreed to grant to Plainfield, within 90 days of the Additional Notes closing date (as defined in the Amended Purchase Agreement), security interests in such assets and Capital Stock of the Company’s Subsidiaries (as defined in the Purchase Agreement) as may be requested from time to time by Plainfield. Failure to grant such interests shall give rise to an immediate Event of Default pursuant to the Amended Purchase Agreement and the Loan Agreement.

On April 18, 2008, the Company, as Guarantor, entered into a Second Amendment to Loan Documents (the “ Amendment ”) with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company (the “ Borrowers ”) , Plainfield Special Situations Master Fund Limited, as the Lender and Administrative Agent (“ Plainfield ” or the “ Administrative Agent ”) and the other credit parties thereto. The Amendment amends the loan agreement (the “ Loan Agreement ”) and certain related documents (together with the Loan Agreement, the “ Loan Documents ”) entered into by the Company, the Borrowers and Plainfield on September 12, 2007 as amended by an amendment executed on March 13, 2008.

Pursuant to the terms of the Amendment, available borrowings under the Loan Agreement were increased by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement is $37,346,939. Prior to the execution of the Amendment, the Company had borrowed $20,000,000 under the Loan Agreement. On April 18, 2008, the Company borrowed an additional $4,413,265, on April 28, 2008, the Company borrowed an additional $4,120,746, on May 7, 2008, the Company borrowed an addition $3,437,075, and on May 19, 2008, the Company borrowed an additional $5,375,853 under the Loan Agreement.

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

Total interest incurred for the three and six months ended June 30, 2008 related to the convertible debentures amounted to $468,300 and $779,887, respectively, which was capitalized in Property, Plant and Equipment.

Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement, between the Company, as Guarantor, and Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, various lenders and PSSM, as Administrative Agent.   The outstanding balance at June 30, 2008 and December 31, 2007 is $37,346,852 and $16,400,000, respectively. Total interest expense for the three and six months ended June 30, 2008 amounted to $1,112,071 and $1,702,740.

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

Uncertainties and Going Concern

The continuation of our business is dependent upon us raising additional financial support and our Callao Port Facility beginning operations, or until we begin production at the Interpacific Facility. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors

Commitments and Contingencies

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

On September 12, 2007, our Company entered into a registration rights agreement (the “ARC Registration Rights Agreement”) with   ARC Investment Partners, LLC, Tapirdo Enterprises, LLC (an affiliate of Adam Roseman), and SGM Capital, LLC (an affiliate of Steven Magami) (collectively, the “ARC Holders”) in which our Company granted to each of the ARC Holders the right to request two demand registrations. In addition, the ARC Holders were granted certain shelf registration and piggyback registration rights.

During the six months ended June 30, 2008, our Company entered into addition agreements with Plainfield. See Notes 5, 11 and 15 for summaries of these agreements.

On October 1, 2006, our Company entered into a lease for premises in Lima, Peru. Under the terms of the lease, our Company is required to make monthly payments of $6,013 for the first year. The monthly payment will increase by 3% annually until September 2009. The office lease contains certain rent escalation clauses over the life of the lease. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease.

On October 10, 2006, our Company entered into a lease for premises in Vancouver, British Columbia. Under the terms of the lease, our Company is required to make monthly payments of $3,000, plus applicable taxes, until October 2008. This lease was terminated during the year ended December 31, 2007.

On June 1, 2007, our Company entered into a lease for premises in Chorrilos, Peru. Under the terms of the lease, our Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

The future minimum lease payments are as follows:

PERIOD ENDING JUNE 30,	AMOUNT
2009	$161,112
2010	169,167
2011	88,956
2012 and thereafter	72,156
$491,391

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

The Company issued 2,440,000 stock options to employees during the second quarter of 2008. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 110%; average risk-free interest rate of 3.39%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. We recognized $1,264,716 and $632,358 in share-based compensation expense for the six months and three months ended June 30, 2008, respectively.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to the following: As our business has developed during the current fiscal year and as we anticipate our business will continue to develop in the future, our internal controls have not kept pace with our existing and anticipated future business development and as such we have material weaknesses in that due to our current financial situation, we lack sufficient financial resources to implement a fully effective internal controls and procedures infrastructure for our current and anticipated future business conditions.

There were no changes in our internal control over financial reporting during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Warrant Exchange Agreement, dated as of August 5, 2008, by and between Pure Biofuels Corp. and Plainfield Peru II LLC. (incorporated by reference from the Current Report on Form 8-K filed on August 6, 2008 (Commission File No. 000-50903))

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

PURE BIOFUELS CORP.

Date: August 19, 2008	By:	/s/ Luis Goyzueta
Luis Goyzueta, Chief Executive Officer and Director

Date: August 19, 2008	By:	/s/ Gustavo Goyzueta
Gustavo Goyzueta, Chief Financial Officer