Form 10-Q
period 2008-09-30
PURE BIOFUELS CORP
filed 2008-11-14
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-50907

PURE BIOFUELS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	47-0930829 (I.R.S. Employer Identification No.)

701 Brazos Street, Suite 1050
Austin, TX 78707
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

As of November 11, 2008, the Company had 172,374,699 outstanding shares of common stock, par value $0.001.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$123,951	$2,991,104
Restricted cash	141,905	740,376
Other receivables	89,153	325,737
Inventory, net	1,739,256	-
Prepaid expenses and other assets	4,174,454	516,406
Due from related parties	124	2,907
TOTAL CURRENT ASSETS	6,268,843	4,576,530

VAT RECEIVABLE	6,838,175	2,613,496
PREPAYMENT FOR EQUIPMENT PURCHASE	-	174,276
PROPERTY PLANT AND EQUIPMENT, net	36,790,185	15,842,898
DEBT ISSUANCE COSTS, net	4,246,313	3,926,340
GOODWILL	1,346,278	1,337,288
DEPOSIT FOR ACQUISITION OF IMMOBILIARIA ALPHA	-	199,867
TOTAL ASSETS	$55,489,794	$28,670,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,424,569	$1,918,980
Due to prior sharholders of Interpacific Oil	-	996,667
Due to related parties	208,638	208,638
Convertible promissory note	-	60,000
TOTAL CURRENT LIABILITIES	8,633,207	3,184,285

CONVERTIBLE NOTES, net of debt discount of $13,640,189 and $9,397,920 as of September 30, 2008 and December 31, 2007, respectively	2,886,411	602,080
LINE OF CREDIT	37,347,091	16,400,000
TOTAL LIABILITIES	48,866,709	20,186,365

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 172,374,699 and 75,319,769 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	172,375	75,320
Additional paid-in capital	54,839,985	30,487,037
Accumulated other comprehensive income (loss)	116,338	(199,791)
Deficit accumulated during the development stage	(48,505,613)	(21,878,236)

TOTAL STOCKHOLDERS' EQUITY	6,623,085	8,484,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,489,794	$28,670,695

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

					For the period
					from May 10, 2006
	Three Months Ended September 30,		Nine Months Ended September 30,		(Date of Inception)
	2008	2007	2008	2007	to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Consulting fees	602,363	967,451	1,589,777	1,982,212	3,568,073
General and administrative	2,512,602	290,184	3,597,038	596,894	5,048,171
Professional fees	500,920	761,759	1,532,382	1,285,141	3,955,219
Wages	1,006,972	972,530	2,955,646	3,793,500	8,183,392

TOTAL OPERATING EXPENSES	4,622,857	2,991,924	9,674,843	7,657,747	20,754,855

LOSS FROM OPERATIONS	(4,622,857)	(2,991,924)	(9,674,843)	(7,657,747)	(20,754,855)

OTHER INCOME (EXPENSES):
Interest and financing costs	(11,132,528)	(10,593,099)	(12,187,983)	(10,665,996)	(23,542,169)
Increase in accrued derivative liability	-	(15,492,252)	-	(15,492,252)	4,624,623
Other	(126,404)	448	(283,430)	(99)	(295,565)
Amortization of debt discounts and debt issuance costs	(1,198,575)	(973,382)	(3,155,987)	(4,133,886)	(8,008,206)
Foreign currency transaction loss	(455,700)	-	(1,324,334)	-	(528,641)

TOTAL OTHER EXPENSE	(12,913,207)	(27,058,285)	(16,951,734)	(30,292,233)	(27,749,958)

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,536,064)	(30,050,209)	(26,626,577)	(37,949,980)	(48,504,813)

PROVISION FOR INCOME TAXES	-	-	800	-	800

NET LOSS	$(17,536,064)	$(30,050,209)	$(26,627,377)	$(37,949,980)	$(48,505,613)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	304,750	(6,796)	316,129	(4,711)	116,338

COMPREHENSIVE LOSS	$(17,231,314)	$(30,057,005)	$(26,311,248)	$(37,954,691)	$(48,389,275)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.13)	$(0.46)	$(0.28)	$(0.60)	$(0.73)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	134,443,562	65,121,573	96,525,314	63,294,040	66,599,541

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(unaudited)

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	In Advance	Income	Stage	Equity

Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adustment for change in par value		(303)	303				-
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626				1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912				-
Recapitalization Adjustment	29,999,970	29,999	(210,526)				(180,527)
Shares acquired by legal parent	(1,000)	(1)					(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306				2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573				320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344				303,749
Finders fee			(195,000)				(195,000)
Subscriptions received in advance				96,277			96,277
Net loss						(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	62,132	4,888,538	96,277	-	(1,075,611)	3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-		3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-		212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-		507,647	-	-	-	507,647
Beneficial conversion feature associated with convertible debentures	-		507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-		390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-		54,958	-	-	-	54,958
Estimated liquidated damages	-		(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-		4,152,000	-	-	-	4,152,000
Repricing of warrants	-		41,697	-	-	-	41,697
Transfer to accrued derivative liability	-		(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	75,320	30,487,037	-	(199,791)	(21,878,236)	8,484,330

Stock compensation expense for options issued to employees	-	-	1,841,058	-	-	-	1,841,058
Issuance of common stock for Inter Pacific Oil	2,166,667	2,167	994,500	-	-	-	996,667
Issuance of common stock for services	15,000	15	5,835	-	-	-	5,850
Conversion of convertible debt	186,435	186	106,081	-	-	-	106,267
Fair value of warrants issued as part of financing agreement	-	-	573,628	-	-	-	573,628
Repricing of warrants	-	-	979,805	-	-	-	979,805
Repricing of convertible debt	-	-	5,481,833	-	-	-	5,481,833
Fair value of benefical conversion feature for convertible debt	-	-	166,667	-	-	-	166,667
Issuance of common stock for cash, August 13, 2008 @ $0.35	15,714,287	15,714	5,071,786	-	-	-	5,087,500
Exchange 59,227,517 warrants for 78,033,765 shares of common stock	78,033,765	78,034	9,089,016	-	-	-	9,167,050
Exchange 1,408,164 warrants for 938,776 shares of common stock	938,776	939	42,739	-	-	-	43,678
Foreign currency translation adjustment	-	-	-	-	316,129	-	316,129
Net loss	-	-	-	-	-	(26,627,377)	(26,627,377)

Balance, September 30, 2008	172,374,699	$172,375	$54,839,985	$-	$116,338	$(48,505,613)	$6,623,085

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented

The accompanying notes are an integral part of these consolidated financial statements

PURE BIOFUELS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

			For the period
	Nine Months	Nine Months	from May 10, 2006
	Ended	Ended	(date of inception)
	September 30, 2008	September 30, 2007	to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(26,627,377)	$(37,949,980)	$(48,505,613)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued consulting fees	-	-	97,500
Depreciation	61,795	11,353	107,429
Change in inventory reserve	1,215,805	-	1,215,805
Stock compensation expense for options issued to employees	1,841,058	2,965,236	5,438,652
Fair value of shares issued for services	5,850	130,095	5,850
Fair value of shares issued for financing costs	46,267	390,219	46,267
Fair value of warrants issued for services	-	-	54,958
Fair value of warrants issued for financing costs	573,628	-	963,847
Effect of warrant repricing	87,818	41,697	129,515
Amortization of debt discounts and debt issuance costs	3,155,987	4,133,886	8,008,206
Non-cash financing costs	9,210,728	9,346,885	18,966,363
Change in accrued derivative liability	-	15,492,252	(4,624,623)
Loss on write off of deposit	207,673		207,673
Non-cash foreign currency transaction loss	1,726,401	-	930,708
Changes in operating assets and liabilities:
Accounts receivable	-	(37,945)	-
Other receivables	462,994	-	182,941
Inventory	(3,010,930)	-	(3,010,930)
Prepaid expenses and other assets	(3,805,810)	(213,343)	(4,025,655)
Due from related party	2,901		2,901
Accounts payable and accrued expenses	6,189,686	1,990,004	7,279,078
Due to related party	-	-	(140,646)
Net cash used in operating activities	(8,655,526)	(3,699,641)	(16,669,774)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of Interpacific Oil S.A.C.	-	-	(700,000)
Change in restricted cash	(146,463)		(146,463)
Deposit paid on acquisition of Immobiliaria Alpha	-	(1,000,000)	(199,867)
VAT receivable	(4,341,604)	(1,413,849)	(7,019,328)
Net cash acquired with acquisition	-	-	1,825,805
Prepayment for purchase of equipment	-	-	(174,276)
Purchase of propety, plant and equipment	(19,525,157)	(5,937,455)	(33,747,291)
Net cash used in investing activities	(24,013,224)	(8,351,304)	(40,161,420)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to related parties, net	-	(22,881)	313
Proceeds from subscriptions received in advance	-	-	96,277
Proceeds from issuance of convertible debt	5,000,000	13,000,000	18,000,000
Proceeds from line of credit	20,947,091	5,000,000	37,347,091
Change in interest reserve	740,736	-	(259,264)
Interest payment deducted from Restricted Cash		-	285,068
Paydown of covertible debt	-	(3,000,000)	(3,000,000)
Paydown of long term debt	-	(1,200,000)	(1,200,000)
Payment of offering costs	(1,600,645)	(2,366,584)	(4,137,444)
Proceeds from the issuance of common stock	5,500,000	690,466	9,704,375
Net cash provided by financing activities	30,587,182	12,101,001	56,836,416

Effect of exchange rate changes on cash and cash equivalents	(785,585)	25,382	118,729

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,867,153)	75,438	123,951

CASH AND CASH EQUIVALENTS, Beginning of period	2,991,104	1,261,974	-

CASH AND CASH EQUIVALENTS, End of period	$123,951	$1,337,412	$123,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$740,376	$106,678	$1,531,183
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$-	$4,152,000	$4,152,000
Issuance of common stock with convertible debenture	$-	$-	$5,500,000
Issuance of warrants with convertible debenture	$	$5,007,647	$507,647
Issuance of warrants for debt extension	$-	$-	$390,219
Issuance of warrants for consulting services	$-	$437,415	$18,516
Issuance of common stock for debt issuance costs	$-	$180,000	$180,000
Issuance of warrants for debt issuance costs	$-	$212,232	$212,232
Issuance of convertible promissory note for debt issuance costs	$60,000	$60,000	$120,000
Issuance of common stock for financing costs	$-	$-	$408,750
Increase in accrued liability related to Interpacific Merger	$-	$-	$932,104
Issuance of shares for purchase of Interpacific Oil S.A.C.	$996,667	$-	$996,667
Issuance of convertible promissory note for interest payable	$1,526,600	$-	610,000
Issuance of warrants as part of financing agreement	$573,628	$-	$573,628
Capitalize interest on construction in progress	$2,703,910	$-	$3,100,733
Issuance of common stock for convertible debt	$106,267	$-	$106,267
Repricing of warrants	$891,987	$-	$891,987
Repricing of convertible debenture	$5,481,833	$-	$5,481,833
Beneficial conversion feature on issuance of convertible debt	$166,667	$-	$166,667

The accompanying notes are an integral part of these consolidated financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

The Company previously focused its business efforts on the development of software specializing in web applications using Microsoft TM technologies. In contemplation of the share exchange transaction with Peru SAC, the Company abandoned its original business plan and sold its investment in its previous subsidiary, Metasun Software Corp. (“Metasun”), and the related software business to two former stockholders in consideration for the cancellation of all shares of the Company’s common stock previously owned by them and the waiver and forgiveness of any outstanding amounts owed by the Company to them. As of the closing date of the Share Exchange Agreement, the Company commenced the business of the production, marketing and sale of clean burning biofuels focusing on Latin America. The Company’s shares trade on the OTC Bulletin Board under the symbol ‘PBOF’.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
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

Development Stage Company and Going-Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going-concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the nine months ended September 30, 2008, the Company incurred a net loss of $26,627,377 and as of September 30, 2008, the Company has a deficit accumulated during the development stage of $48,505,613. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
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

Minority interest has not been presented on the consolidated balance sheets due to accumulated losses which exceed the minority stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 18, the minority interest has been written down to zero on the accompanying balance sheets. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”.

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
September 30, 2008
(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender and monies restricted under a standby letter of credit. Under the Company's loan agreement, the Company is required to establish an interest reserve account in the amount of $1,000,000 from the proceeds of the initial borrowing on the line of credit. The interest reserve will be used to fund interest payments charged on the line of credit until the reserve has been fully exhausted. As of September 30, 2008 and December 31, 2007, total restricted cash related to the interest reserve amounted to $0 and $740,376, respectively. As of September 30, 2008 and December 31, 2007, total restricted cash related to the standby letter of credit amounted to $141,905 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventory and believes that the reserve at September 30, 2008 is adequate.

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

Goodwill and Impairment

The Company, through the acquisition of Interpacific Oil SAC, a Peruvian corporation, purchased goodwill in the amount of $1,350,806. In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances that indicated that impairment exists. The Company believes that, as of September 30, 2008 and December 31, 2007, there was no significant impairment of its goodwill.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

As of September 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru, Argentina and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru and Argentina are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $126,952 and $2,845,009, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the PEN, and the ARS as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded a translation gain of $316,129 and a translation loss of $4,711 for the nine months ended September 30, 2008 and 2007, respectively. Translation adjustments included in the balance sheets were a translation gain of $116,338 and a translation loss of $199,791 at September 30, 2008 and December 31, 2007, respectively. Asset and liability amounts at September 30, 2008 and December 31, 2007 were translated at 2.977 PEN to $1.00 USD and 2.997 PEN to $1.00 USD, respectively for the Company’s Peruvian subsidiary. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2008 and 2007, were 2.884PEN and 3.184 PEN to $1.00 USD, respectively. At September 30, 2008 and December 31, 2007 the exchange rate for the assets and liabilities of the Company’s Argentinean subsidiary was 3.112 ARS and 3.149 ARS to $1.00 USD, respectively. The average translation rate applied to the income statement accounts for the Company’s Argentinean subsidiary for nine months ended September 30, 2008 was 3.09 ARS to $1.00 USD. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended September 30, 2008, the Company recorded net transaction losses of $455,700 and $1,324,334, respectively. There were no transaction gains or losses for the three and nine months ended September 30, 2007. This loss represents the foreign currency loss of borrowing $US dollars on the line of credit and converting them into Peruvian Nuevos Soles. Ultimate settlement of this debt will be in $US dollars. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

Stock-Based Compensation

On April 27, 2007, our board of directors amended and restated the Company’s stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute to the success of the Company.  The board of directors will administer the Plan. The Plan is subject to stockholder approval, which was obtained on November 19, 2007. The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company recognized $576,342 and $1,841,058 in share-based compensation expense for the three and nine months ended September 30, 2008, respectively. The Company recognized $602,689 and $2,965,236 in share-based compensation expense for the three and nine months ended September 30, 2007.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has three reportable segments, U.S., Peru and Argentina (See Note 14).

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
September 30, 2008
(unaudited)

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

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS No. 162 will have on its financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

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

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Note 3 - Inventory

Inventory consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
Description	2008	2007
Raw Material	$2,599,991	$-
Work-in-Process	153,727	-
Finished Goods	163,505	-
	2,917,223	-
Reserve	(1,177,967)	-
Inventory, net	$1,739,256	$-

Note 4 – VAT Receivable

At September 30, 2008 and December 31, 2007, the Company recognized a VAT (value added tax) receivable of $6,838,175 and $2,613,496, respectively in Peru. VAT is charged at a standard rate of 19% and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund credit against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable has been classified as a long-term asset.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2008 and December 31, 2007:

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

	September 30, 2008	December 31, 2007
Land	$3,398,511	$3,375,818
Plant under construction	31,873,834	11,708,162
Building improvements	136,570	39,643
Equipment	1,361,893	685,491
Furniture and miscellaneous	122,675	76,891
	36,893,483	15,886,005
Accumulated depreciation	(103,298)	(43,107)
Property, Plant and Equipment, net	$36,790,185	$15,842,898

Depreciation expense amounted to $39,415 and $61,795 for the three and nine months ended September 30, 2008, $3,534 and $11,353 for the three and nine months ended September 30, 2007, respectively, and $107,429 for the period from May 10, 2006 (inception) to September 30, 2008. For the nine months ended September 30, 2008 and 2007, interest capitalized to property, plant and equipment amounted to $2,052,333 and $0, respectively.

During 2008 and 2007, the Company had construction in progress related to the construction of the Company’s biodiesel refinery that will be completed and tested during October 2008. At September 30, 2008 and December 31, 2007 the construction in progress accounts includes capitalized interest of $2,449,156 and $396,823, respectively.

Note 6 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLCI”) and Plainfield Peru II LLC (“LLC II” and together with LLCI, “Plainfield”) pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after November 19, 2007, the date when the Company obtained stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. On March 15, 2008, the Company issued a $610,000 aggregate principal amount of PIK Interest Notes. On September 15, 2008, the Company issued a $916,600 aggregate principal amount of PIK Interest Notes. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions. Furthermore, the Company agreed to take all necessary actions to cause Erich Reehl to be elected as a director of the board of directors or the Company.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

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

Total interest incurred for the three and nine months ended September 30, 2008 related to the convertible debentures amounted to $478,707 and $1,255,446.

Note 7 – Convertible Promissory Note

On April 19, 2007, the Company issued a convertible promissory note in the amount of $60,000 to the placement agent in the above mentioned Debenture. The note was due on June 18, 2007 and the Company has the option of converting the note into shares of the Company’s common stock at a conversion price of $0.94. The Company has currently not issued the 63,830 shares that were due upon the conversion of the note on June 19, 2007. The $60,000 note has been capitalized as debt issuance costs and is being amortized over the term of the Debenture. For the year ended December 31, 2007, the Company amortized $60,000, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations. This promissory note was converted into 186,435 shares of the Company’s common stock in January 2008.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

Note 8 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement, between the Company, as Guarantor, and Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company, various lenders and PSSM, as Administrative Agent. The Loan Agreement terminates on January 12, 2011.

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

On April 18, 2008, the Company, as Guarantor, entered into a Second Amendment to Loan Documents (the “Amendment”) with Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company (the “Borrowers”), Plainfield Special Situations Master Fund Limited, as the Lender and Administrative Agent (“Plainfield” or the “Administrative Agent”) and the other credit parties thereto. The Amendment amends the loan agreement (the “Loan Agreement”) and certain related documents (together with the Loan Agreement, the “Loan Documents”) entered into by the Company, the Borrowers and Plainfield on September 12, 2007 as amended by an amendment executed on March 13, 2008.

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

The Loan Agreement, among other things, requires the Company to furnish monthly, quarterly and annual financial statements within a specified time period, and prohibits the Company from encumbering its property or assets, disposing of its assets, declare or pay dividends, lend money, acquire stock, or make capital expenditures that are not approved in writing by Plainfield.

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

The outstanding balance at September 30, 2008 and December 31, 2007 is $37,347,091 and $16,400,000, respectively. Total interest expense for the three and nine months ended September 30, 2008 amounted to $1,198,993 and $2,901,733, respectively.

During 2008, in connection with the additional issuance of the Line of Credit, the Company paid approximately $710,000 in debt issuance costs which have been capitalized as debt issuance costs and are being amortized over the term of the Line of Credit. For the three and nine months ended September 30, 2008, the Company amortized a total of $107,174 and $235,638, respectively, of the debt issuance costs, related to the line of credit, as amortization of debt discounts and debt issuance costs in the accompanying consolidated statements of operations.

Note 9 – Accrued Derivative Liability

As a result of the Company issuing the Notes and Warrants described in Note 6, it did not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding during 2007. Therefore, the outstanding options and warrants were recorded at fair value and shown as accrued derivative liability at the inception of the Note. The fair value of the outstanding options and warrants (excluding the 56,938,245 Warrants which were recorded as a derivative liability at issuance) of $5,907,893 was transferred from additional paid-in capital to accrued derivative liability on September 12, 2007. The fair value of outstanding options and warrants was recorded as accrued derivative liability at each balance sheet date until November 19, 2007, the date the Company increased its authorized shares. The fair value was determined using the Black-Scholes option pricing model and the following assumptions:  term of 1 year, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 114%. In addition, the fair value of the beneficial conversion feature associated with the Notes was also recorded as accrued derivative liability. The change in fair value of the accrued derivative liability from September 12, 2007 to November 19, 2007 was $4,624,623 was reflected as an increase to other income in the statement of operations for the year ended December 31, 2007.

On November 19, 2007, the authorized shares were increased to 250,000,000 which provided enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore, the Company reclassified the derivative liability into equity at the fair value on the date of the increase in authorized shares. The fair value at the date of transfer was $15,549,576.

Note 10 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine SAC, a company controlled by certain officers of the Company, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lump sum payment of $309,166 retroactive from September 15, 2006 to June 30, 2007 for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 thru August 12, 2009. Total consulting expenses incurred under this agreement totaled $102,000 and $289,000 for the three and nine months ended September 30, 2008.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

b)	Plainfield is a related party as they are a major stockholder of the Company. See transactions with Plainfield in notes 6, 7, 11, 15 and 16.

c)	As of September 30, 2008 and December 31, 2007, the Company has loans due to shareholders in the amount of $208,638.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 11 – Commitments

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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

c)
On September 4, 2007, the Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Carlos Pinto, our Chief Operating Officer, Steven Magami, our director, and Adam Roseman, former Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement (the “Plan”) entered into between each of them and the Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain stockholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

d)
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

e)
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

f)
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

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

During the nine months ended September 30, 2008, the Company entered into additional agreements with Plainfield. See Notes 6, 7, 11 and 15 for summaries of these agreements.

Leases
g)
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

h)
On June 1, 2007, the Company entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

During the three and nine months ended September 30, 2008, the Company had lease expense in the amount of $22,239 and $66,717, respectively, and $18,039 and $54,118 lease expense for the three and nine months ended September 30, 2007, respectively.

Note 12– Stockholders’ Equity

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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
(unaudited)

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

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the conversion price of Plainfield’s convertible notes into the Company’s common stock from $0.60 to $0.30. The difference in fair value between the value of the beneficial conversion feature at March 13, 2008 before the price was reset and the value of the beneficial conversion feature after the price was reset was $5,481,833. The aforesaid value was recorded as debt discount and will be amortized over the life of the note. The Company amortized $306,769 and $670,224 during the three and nine months ended September 30, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock form $0.60 to $0.30. The difference in fair value between the value of the warrants at March 13, 2008 before the price was reset and the value of the warrants after the price was reset was $2,423,951. However, the maximum discount that could be applied to the convertible notes is $891,987. The aforesaid value was recorded as debt discount and will be amortized over the life of the note. The Company amortized $49,917 and $109,057 during the three and nine months ended September 30, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations. The Company also recorded as interest and financing costs $87,818 related to re-priced Plainfield warrants not recorded as discount.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company recorded $166,667 as a beneficial conversion feature. The value of the beneficial conversion feature was based on $5,000,000 of convertible debt, $0.31 market price of share, and $0.30 conversion price. The $166,667 was recorded as a debt discount and will be amortized over the life of the note. The Company amortized $9,401 and $19,211 during the three and nine months ended September 30, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

On August 8, 2008, the Company completed two private placements of shares of the Company’s common stock. One private placement was for 1,428,572 shares and the other was for 14,285,715 shares. The price per share was $0.35 for total gross proceeds of $5,500,000. The Company paid $385,000 as a placement fee and $27,500 in other expenses.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Stock Options

In 2006, the Company adopted a Stock Option and Award Plan (the “Plan”) initially reserving an aggregate of 18,000,000 shares of the Company’s common stock (the “Available Shares”) for issuance pursuant to the exercise of stock options. The plan options were increased to 21,000,000 in April 2007, subject to stockholder approval which was obtained in November 2007.

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

During May 2008, the Company issued 2,440,000 stock options to employees during the second quarter of 2008. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the below table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 110%; average risk-free interest rate of 3.39%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years.

The following summarizes the stock options transactions for the nine months ended September 30, 2008:

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2007	14,000,000	$0.60	9.45
Granted	2,440,000	$0.60
Exercised	-	-
Forfeited	(1,253,750)	$0.60
Outstanding, September 30, 2008	15,186,250	$0.60	8.84	-
Exercisable, September 30, 2008	8,226,250	$0.60	8.77	-

The Company has recorded wages expense in the amount of $576,342 and $1,841,058 to reflect the value of these options for the three and nine months ended September 30, 2008, respectively. The Company recorded wages expense for options issued of $602,689 and $2,965,236 for the three and nine months ended September 30, 2007, respectively.

Note 13 – Warrants

On August 5, 2008, the Company and Plainfield entered into a warrant exchange agreement with Plainfield. At the time of the agreement, Plainfield (A) was a holder of warrants to purchase (i) 59,104,912 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.30; and (ii) 122,605 shares of Common Stock at an exercise price of $0.01; and (B) had the right to acquire warrants to purchase 57,823,130 shares of Common Stock at an exercise price to be determined but not greater than $0.30 (the “Warrant Rights” and together with the warrants described in subclause (A), the “Warrants”). Plainfield and the Company consummated an exchange of the Warrants pursuant to the terms of the agreement. Plainfield exchanged all of the Warrants for 78,033,765 shares of Common Stock (the “Exchange Shares”). Upon issuance of the Exchange Shares to Plainfield, the Warrants were rendered null and void and of no further force or effect. The Company calculated the value of the shares and the value of the warrants on the exchange date with the difference of $9,167,050 being reflected in the interest and financing costs in the accompanying consolidated statement of operations.

On September 8, 2008, the Company entered into a warrant exchange agreement with YA Global Investments, L.P. (“YA Global”). Pursuant to the agreement, YA Global as holder of (i) Warrant No.: PBOF-1-1 to purchase 704,082 shares of Common Stock at an exercise price of $0.98 and (ii) Warrant No.: PBOF-1-2 to purchase 704,082 shares of Common Stock at an exercise price of $0.98 exchanged all of the Warrants for 938,776 shares of the Company’s Common Stock. Upon issuance of the Common Stock to YA Global, the Warrants were rendered null and void and of no further force or effect. The Company calculated the value of the shares and the value of the warrants on the exchange date with the difference of $43,678 being reflected in the interest and financing costs in the accompanying consolidated statement of operations.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The following summarizes the stock purchase warrant transactions for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2007	60,303,581	$0.61	6.57
Granted	2,289,272	$0.28
Exercised	-	-
Exchanged	(60,635,681)	0.31
Forfeited	(151,505)	$1.50
Outstanding, September 30, 2008	1,805,667	$0.89	3.78

Note 14 – Segmented Information

The Company’s operations are conducted in three reportable segments, U.S., Peru and Argentina. The net loss and net identifiable assets by reportable segments for the period ended September 30, 2008 are as follows:

	U.S.	Peru	Argentina	Total
Net loss	$(17,982,390)	$(8,496,867)	$(148,120)	$(26,627,377)
Property, plant and equipment	$795,600	$35,980,327	$14,258	$36,790,185
Total Assets	$4,088,989	$51,286,639	$114,166	$55,489,794

Note 15 – Acquisitions

Inmobiliaria Alpha S.A.C.

On December 20, 2007, the Company, Palma Industrial S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Inmobiliaria Alpha S.A.C., a Peruvian corporation (“Alpha”), and certain stockholders of Alpha entered into an Agreement and Plan of Merger, pursuant to which Palma Industrial will acquire all of the outstanding capital stock of Alpha, with Palma Industrial continuing as the surviving corporation. Of the total acquisition price of $3,850,000, as of December 31, 2007, approximately $200,000 has been provided to Alpha for a deposit on this acquisition. This agreement expired on March 31, 2008 and the Company was not able to negotiate an extension in favorable terms. The deposit to guarantee the acquisition has been expensed in the statement operations for the nine months ended September 30, 2008.

Pure Biofuels Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 16 – Subsequent Events

Senior Convertible PIK Election Notes

As of September 30, 2008, the Company had accrued interest of $2,322,779 related to its line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that will accrue through January 31, 2009, on November 4, 2008, the Company executed the Second Amendment to Securities Purchase Agreement (the “Agreement”) with Plainfield. Pursuant to this Agreement, the Company agreed to sell to Plainfield and Plainfield agreed to buy from the Company, (1) $2,370,182 in aggregate principal amount of the 10%/12% Senior Convertible PIK Election Notes due 2012 for a purchase price of $2,370,182 and (2) the aggregate principal amount of 10%/12% Senior Convertible PIK Election Notes due 2012 set forth in the following table:

		Issuance Date
Issuance Dates	Principal Amount	Purchase Price
November 4, 2008	$412,253	$412,253
December 1, 2008	$398,955	$398,955
January 1, 2009	$412,253	$412,253
February 1, 2009	$412,254	$412,254

On November 4, 2008, the Company sold to Plainfield the $2,370,182 and the $412,253 10%/12% Senior Convertible PIK Election Notes due 2012.

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

Overview

We intend to construct and operate a 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru, (“Callao Port Facility”), and operate a 10.0 million gallon biodiesel production plant that we acquired from Interpacific Oil, (“Interpacific”, or the “Interpacific Facility”), on December 4, 2007. Currently, we are a development-stage company with no revenues from operations. To date, our efforts have been devoted principally to developing plans for the construction of the Callao Port Facility, engaging service providers and related activities. We anticipate that we will need an additional $4.8 million in financing in order to adequate our plant facilities to comply with government regulations. In addition, we will require working capital of approximately $50 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all.

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

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facilities ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 million gallons per year to 10 million gallons per year.

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

We plan to be self-sufficient with our primary raw material, vegetable oil. This composes approximately 94% of our estimated production costs. As part of this vertical integration, we intend to raise $16 million within the next 6 months in order to plant roughly 12,000 hectares of Jatropha. Our studies show that this will yield, conservatively, 3 metric tons of oil per hectare by 2010, once the plants reach maturity. This will supply an estimated 8% of our raw material requirements and our long term objective is to develop sufficient crops in order to be 100% self- sufficient. We plant to use alternative non-edible crops like Jatropha, which can be planted in arid lands unsuitable for most food crops. Finally, we intend to raise an additional $20 million for an oil extraction plant for our Jatropha plantations and additional tanks for our storage terminal facility. There can be no assurance that we will be able to secure any such financing at terms that are favorable to us or at all, or, even if secure such financing, that we will ever become self sufficient as described above.

The construction of our Callao Port Facility has been completed and testing is currently being done. Assuming the tests are successful and we secure sufficient financing, we are targeting to begin operations during the first quarter of 2009. The change from third quarter 2008 to first quarter of 2009 is because we were delayed in obtaining working capital financing with favorable terms. If we do not obtain additional working capital in the near future, this date could be further delayed. As for the Interpacific Facility, testing has already been completed and we expect to generate revenues by December 2008.

Results of Operations

For the three month period ended September 30, 2008 vs. the three month period ended September30, 2007

We generated no revenues during both the three month period ended September 30, 2008 and the three month period ended September 30, 2007

Consulting fees were $602,363 for the three months ended September 30, 2008 compared to $967,451 for the three months ended September 30, 2007 for a decrease of $365,088, or (38%). The decrease in consulting fees is because the Company paid more consulting fees during the initial phase of the plant construction which occurred during 2007 and the first quarter of 2008.

General and administrative expenses were $2,512,602 for the three months ended September 30, 2008 compared to $290,184 for the three months ended September 30, 2007 for an increase of $2,222,418, or 766%. The increase is related to building internal infrastructure to support the operation of the plants that are being constructed, and the Company recorded an inventory reserve of approximately $1.2 million due to the decrease in soy bean oil.

Professional fees were $500,920 for the three months ended September 30, 2008 compared to $761,759 for the three months ended September 30, 2007 for a decrease of $260,839, or (34%). The decrease in fees is due to the decrease in legal fees and accounting fees. The decrease in legal fees is because we did not have as many financing arrangements as during the quarter ending September 30, 2007.

Wages were $1,006,972 for the three months ended September 30, 2008 compared to $972,530 for the three months ended September 30, 2007 for an increase of $34,442, or 4%. The wages remained consistent with the three months ended September 30, 2007 which is due to the decrease in stock compensation expense for options issued to employees offset by an increase in employees as we continue to hire people as we continue to grow. Stock compensation expenses were $576,342 for the three months ended September 30, 2008 compared to $602,689 for the three months ended September 30, 2007 for a decrease of $26,347 or (4.3%).

Interest and financing costs were $11,132,528 for the three months ended September 30, 2008 compared to $10,593,099 for the three months ended September 30, 2007 for an increase of $539,429, or 5%.

Amortization of debt discounts and debt issuance costs were $1,198,575 for the three months ended September 30, 2008 compared to $973,382 for the three months ended September 30, 2007, for an increase of $225,193, or 23%.

Foreign currency transaction losses were $455,700 for the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007, for an increase of $455,700. The increase is primarily due to the line of credit which was denominated and payable in U.S. dollars. Because the U.S. dollar has increased in value compared to the Peruvian Soles, we need more Peruvian Soles to repay the line of credit.

We estimate that our organization and financing costs for the next twelve month period will be approximately $6,000,000. This estimate increased from the previous quarter because the estimates for building the infrastructure have increased. These costs will primarily consist of legal, administrative, compliance, and other expenses.

For the nine month period ended September 30, 2008 vs. the nine month period ended September30, 2007

We generated no revenues during both the nine month period ended September 30, 2008 and the nine month period ended September 30, 2007.

Consulting fees were $1,589,777 for the nine months ended September 30, 2008 compared to $1,982,212 for the nine months ended September 30, 2007 for a decrease of $392,435, or (20%). The decrease in consulting fees is because the Company paid more consulting fees during the initial phase of the plant construction which occurred during 2007 and the first quarter of 2008.

General and administrative expenses were $3,597,038 for the nine months ended September 30, 2008 compared to $596,894 for the nine months ended September 30, 2007 for an increase of $3,000,144, or 503%. The increase in costs is related to building internal infrastructure to support the operation of the plants that are being constructed, and the Company recorded an inventory reserve of approximately $1.2 million due to the decrease in soy bean oil.

Professional fees were $1,532,382 for the nine months ended September 30, 2008 compared to $1,285,141 for the nine months ended September 30, 2007 for an increase of $247,241, or 19%.

Wages were $2,955,646 for the nine months ended September 30, 2008 compared to $3,793,500 for the nine months ended September 30, 2007 for a decrease of $837,854, or (22%). The decrease in wages is due to the decrease in stock compensation expense for options issued to employees offset by an increase in employees as we continue to hire people as we grow. Stock compensation expenses were $1,841,058 for the nine months ended September 30, 2008 compared to $2,965,236 for the nine months ended September 30, 2007 for a decrease of $1,124,178 or (38%).

Interest and financing costs were $12,187,983 for the nine months ended September 30, 2008 compared to $10,665,996 for the nine months ended September 30, 2007 for an increase of $1,521,987, or 14%. The increase is directly related to the additional financing that we have received to construct our biodiesel plants. The interest and financing costs include both interest on the convertible debt and the fair market value of warrants issued as part of the financing agreements.

Amortization of debt discounts and debt issuance costs were $3,155,987 for the nine months ended September 30, 2008 compared to $4,133,886 for the nine months ended September 30, 2007, for a decrease of $977,899, or (24%). The decrease is because the Company amortized $2,357,195 related to debt incurred during the second quarter 2007 which had a three month maturity date offset by an increase in debt issue costs associated with obtaining financing in order to construct the biodiesel plants. Included in the expense are amounts related to debt issuance costs paid to third parties in order to secure financing as well as discounts on the debt related to beneficial conversion features and warrants associated with the debt.

Foreign currency transaction losses were $1,324,334 for the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007, for an increase of $1,324,334. The increase is due to the line of credit which was denominated and payable in U.S. dollars. Because the U.S. dollar has increased in value compared to the Peruvian Soles, we need more Peruvian Soles to repay the line of credit.

We estimate that our organization and financing costs for the next twelve month period will be approximately $6,000,000. This estimate increased from previous quarter because the estimates for building the infrastructure have increased. These costs will primarily consist of legal, administrative, compliance, and other expenses.

Liquidity and Capital Resources

As of September 30, 2008, we had $123,951 in cash and cash equivalents. In addition, for the nine months ended September 30, 2008, our cash used in operating activities was $8,655,526 compared to our cash used in operating activities of $3,699,641 for the nine months ended September 30, 2007. The cash used in operating activities was comprised primarily of our net loss of $26,627,377, increase in inventory of $3,010,930 and an increase in prepaid expenses and other deposits of $3,805,810, offset by an increase in accounts payable and accrued expenses of $6,189,686, stock compensation expense of $1,841,058, amortization of debt discounts and debt issuance costs of $3,155,987, a noncash foreign currency transaction loss of $1,726,401, the fair value of warrants issued for shares of $9,210,728 and an increase in inventory reserve of $1,215,805.

During the nine months ended September 30, 2008 and 2007, we used $24,013,224 and $8,351,304 in investing activities, respectively. For the nine months ended September 30, 2008 and 2007, we used $19,525,157 and $5,937,455, respectively for the purchase of property, plant, and equipment. Our VAT credit increased by $4,341,604 and $1,413,849 for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008 and 2007, cash provided by financing activities was $30,587,182 and $12,101,001, respectively. During the nine months ended September 30, 2008, we received $5,000,000 from the issuance of convertible debt, $20,947,091 from additional draw downs on our line of credit and $5,500,000 from the issuance of common stock. We paid $1,600,645 in offering costs associated with the convertible debt and the line of credit.

The construction of our Callao Port Facility has been completed and testing is currently being done. Assuming the tests are successful and we secure sufficient financing, we are targeting to begin operations during the first quarter of 2009.

As for the Interpacific Facility, testing has already been completed and we expect to generate revenues by December 2008.

In addition to the $30,000,000 financing completed on September 12, 2007, and the additional approximately $22.3 million obtained under amendments to the $30,000,000 financing, we will need additional financing of approximately $50 million as working capital needed to operate both our Callao Port Facility and our Interpacific Facility.

Our capital expenditures for the Callao refinery during the next twelve month period are expected to be approximately $5 million, which will be expended as the remaining contractors finish off their testing work. In addition, we intend to raise $16 million within the next 6 month period for our Jatropha plantations as part of our vertical integration strategy. Finally, we intend to raise $20 million within the next 12 month period for an oil extraction plant and additional tanks. There can be no assurance that we will be able to secure financing terms that are favorable to us or at all.

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

Also, pursuant to the Amendment, interest under the Loan Agreement from and including March 12, 2008 through September 30, 2008, shall accrue and be due and payable in four equal installments to be paid on October 1, 2008, November 1, 2008, December 1, 2008 and January 1, 2009.

Obligations under the Loan Agreement are secured by liens on substantially all of the assets of our Company, the Borrowers and each of the Borrowers’ subsidiaries. However, pursuant to the Amendment, Plainfield agreed to release any liens or security interests on inventory (including raw materials, finished product, byproducts and inventory in process) and accounts receivable and the proceeds there from of the Borrowers.

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

On August 5, 2008, our Company and Plainfield entered into a Warrant Exchange Agreement (the “Agreement”). Plainfield (A) was a holder of warrants to purchase (i) 59,104,912 shares of our Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.30; and (ii) 122,605 shares of Common Stock at an exercise price of $0.01; and (B) had the right to acquire warrants to purchase 57,823,130 shares of Common Stock at an exercise price to be determined but not greater than $0.30 (the “Warrant Rights” and together with the warrants described in subclause (A), the “Warrants”). Plainfield and our Company consummated an exchange of the Warrants pursuant to the terms of the Agreement. Plainfield exchanged all of the Warrants for 78,033,765 shares of Common Stock (the “Exchange Shares”). Upon issuance of the Exchange Shares to LLCII, the Warrants were rendered null and void and of no further force or effect. We calculated the value of the shares and the value of the warrants on the exchange date with the difference of $9,167,050 being reflected in the interest and financing costs in the accompanying consolidated statement of operations.

Upon the closing of the Agreement, Plainfield and its affiliates own (1) 89,683,765 shares of Common Stock, or approximately 57.6% or our outstanding Common Stock; and (2) $15,610,000 aggregate principal amount of notes convertible into 52,033,333 shares of Common Stock at a conversion price of $0.30. Plainfield is also the sole lender and administrative agent under our Company’s Loan Agreement, which has a principal aggregate amount of $37,346,939 outstanding.

On September 8, 2008, we entered into a warrant exchange agreement with YA Global Investments, L.P. (“YA Global”). Pursuant to the agreement, YA Global as holder of (i) Warrant No.: PBOF-1-1 to purchase 704,082 shares of Common Stock at an exercise price of $0.98 and (ii) Warrant No.: PBOF-1-2 to purchase 704,082 shares of Common Stock at an exercise price of $0.98 exchanged all of the Warrants for 938,776 shares of our Common Stock. Upon issuance of the Common Stock to YA Global, the Warrants were rendered null and void and of no further force or effect. We calculated the value of the shares and the value of the warrants on the exchange date with the difference of $43,678 being reflected in the interest and financing costs in the accompanying consolidated statement of operations.

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

We will pay interest on the Additional Notes semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2008. Subject to the conversion rights set forth below, our Company is obligated to pay 100% of the principal amount of the Additional Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that our Company, at its option, may elect to pay interest on the Additional Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest Notes”). The first payment of interest shall be paid in PIK Interest Notes.

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

Common stock

On August 8, 2008, we completed a private placement of 15,714,287 shares of our common stock at a price of $0.35 per share for total gross proceeds of $5,500,000. We paid $385,000 as a placement fee and $27,500 in other expenses.

Senior Convertible PIK Election Notes

As of September 30, 2008, we had accrued interest of $2,322,779 related to our line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that will accrue through January 31, 2009, on November 4, 2008, we executed the Second Amendment to Securities Purchase Agreement (the “Agreement”) with Plainfield. Pursuant to this Agreement, the we agreed to sell to Plainfield and Plainfield agreed to buy from us, (1) $2,370,182 in aggregate principal amount of the 10%/12% Senior Convertible PIK Election Notes due 2012 for a purchase price of $2,370,182 and (2) the aggregate principal amount of 10%/12% Senior Convertible PIK Election Notes due 2012 set forth in the following table:

		Issuance Date
Issuance Dates	Principal Amount	Purchase Price
November 4, 2008	$412,253	$412,253
December 1, 2008	$398,955	$398,955
January 1, 2009	$412,253	$412,253
February 1, 2009	$412,254	$412,254

On November 4, 2008, we sold to Plainfield the $2,370,182 and the $412,253 10%/12% Senior Convertible PIK Election Notes due 2012.

Uncertainties and Going-Concern

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

We entered into the following agreements:

a)
On June 22, 2007, our Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) entered into an escrow agreement with U.S. Bank National Association, as the escrow agent, ARC Investment Partners, LLC, (“ARC”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders agreed to transfer (i) 3,000,000 shares of our Company’s common stock to ARC (ii) 2,000,000 shares of our Company’s common stock to Tapirdo and (iii) 1,000,000 shares of our Company’s common stock to SGM (collectively, the “Shares”) upon our Company entering into a financing transaction or series of transactions pursuant to which our Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $3 million financing on April 19, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the Shares. On July 10, 2007 the escrow agent transferred such shares. The value of the shares was $2,352,000 and has been recorded as debt issuance costs associated with the $3,000,000 convertible debenture . In addition as a result of the closing of the $30 million financing on September 12, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of remaining 60% of the Shares. The value of the shares was $1,800,000 and has been recorded as debt issuance costs associated with the $10,000,000 convertible debenture.

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

c)
On September 4, 2007, our Company and each of Luis Goyzueta, our Chief Executive Officer, Gustavo Goyzueta, our Chief Financial Officer, Carlos Pinto, our Chief Operating Officer, Steven Magami, our director, and Adam Roseman, former Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement (the “Plan”) entered into between each of them and our Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of our Company’s common stock on the date that the board of directors approves the amendment and (2) provide that none of the options may be exercised before the date on which we obtain shareholder approval of an amendment to our Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

d)
On September 12, 2007, certain of our stockholders (the “Stockholders”) entered into a voting agreement (the “Voting Agreement”) with PSSM and Plainfield. Pursuant to the Voting Agreement, the Stockholders agreed to vote all common stock of our Company beneficially owned by them at any regular or special meeting of the stockholders of our Company in favor of a proposal to (i) increase the number of authorized shares of common stock of our Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes (as defined below and including any Notes issued in lieu of interest thereon) (the date of such amendment, the “Amendment Date”) and the Warrants (as defined below) and (ii) delete Article 15 from the Articles of Incorporation of our Company. The Voting Agreement shall terminate upon the earlier of (i) stockholder approval of the actions set forth above, or (ii) January 31, 2008.

e)
On September 12, 2007, a stockholders agreement (the “Stockholders Agreement”) was executed among Luis Goyzueta, our Chief Executive Officer and a director, Plainfield and our Company. Under the Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause an individual designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined below) held by Plainfield to be elected as a director of our Company. He further agreed to retain his voting rights and to not sell, dispose of or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Stockholders Agreement.

f)
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

During the nine months ended September 30, 2008, our Company entered into additional agreements with Plainfield. See Notes 6, 11 and 15 for summaries of these agreements.

g)
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

h)
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

The Company issued 2,440,000 stock options to employees during the second quarter of 2008. The fair values of employee stock options are estimated for the calculation of the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 110%; average risk-free interest rate of 3.39%; expected life of 5.0 years; no expected dividend yield; and amortized over the vesting period of three years. We recognized $576,342 and $1,841,048 in share-based compensation expense for the three months and nine months ended September 30, 2008, respectively.

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

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending December 15, 2008. Early applications is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of September 30, 2008 due to the following: The material weakness relates to the following:

We have a material weakness in that as our business has developed during the current fiscal year and as we anticipate our business will continue to develop in the future, our internal controls have not kept pace with our existing and anticipated future business development and as such we have material weaknesses in that due to our current financial situation, we lack sufficient financial resources to implement a fully effective internal controls and procedures infrastructure for our current and anticipated future business conditions.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Warrant Exchange Agreement, dated as of August 5, 2008, by and between Pure Biofuels Corp. and Plainfield Peru II LLC. (incorporated by reference from the Current Report on Form 8-K filed on August 6, 2008 (Commission File No. 000-50903))

10.2
Warrant Exchange Agreement, dated as of September 8, 2008, by and between Pure Biofuels Corp. and YA Global Investments, L.P. (incorporated by reference from the Current Report on Form 8-K filed on September 9, 2008 (Commission File No. 000-50903))

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

PURE BIOFUELS CORP.

Date: November 13, 2008	By:	/s/ Luis Goyzueta
Luis Goyzueta, Chief Executive Officer and Director

Date: November 13, 2008	By:	/s/ Gustavo Goyzueta
Gustavo Goyzueta, Chief Financial Officer