Form 10-K
period 2008-12-31
PURE BIOFUELS CORP
filed 2009-03-31
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 000-50903

Pure Biofuels Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

701 Brazos Street, Suite 1050
Austin, TX 78707

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2008) was approximately $7.5 million (based on 77,687,871 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.01 par value, was 172,374,699 shares as of March 23, 2009.

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

PURE BIOFUELS CORP.
TABLE OF CONTENTS

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under ‘‘Risk Factors.’’

PART I

Item 1. Business

Our Current Business

We have culminated the construction of our biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru (the “Callao Port Facility”). The Callao Port Facility is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year (“MMgy”). Approximately 6.5 million gallons of crude glycerin is also expected to be produced from the process.

On December 4, 2007, our subsidiary, Pure Biofuels Peru, S.A.C., completed the acquisition of all of the outstanding capital stock of Interpacific Oil S.A.C., a biodiesel processor with a 7.2 MMgy biodiesel facility (the “Interpacific Facility”), which the Company has expanded in order to achieve production capacity of 10 MMgy.

To date, we have not generated significant revenues from the production, processing and distribution of biodiesel. We plan to commence processing, production and distribution of biodiesel upon raising the working capital required to operate our facilities. We will require working capital of approximately $36 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. We are a development stage company and we anticipate that we will require additional time and financing before we generate any revenues. We have already signed certain non-binding, pre-sale agreements with local Peruvian fuel distributors for the entire anticipated production from the Callao Port Facility and the Interpacific Facility.

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

Within the renewable energy sector, our primary investment opportunities will involve clean fuels (primarily ethanol and biodiesel), enabling technologies and the cultivation, harvesting and processing of Jatropha oil plant feedstock in low cost growing locations. From a strategic value perspective, our management believes a geographic focus in South America will be a key component to building scale.

Callao Port Biodiesel Processing Plant

Construction of our biodiesel processing plant near the Callao Port in Lima, Peru began in May 2007. If we obtain adequate financing, we expect to commence biodiesel production in the second quarter of 2009 and ramp up to full production capacity by the third quarter of 2009.

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

Production Phase

Assuming we secure the required financing, we intend to ramp up the Callao Port Facility to full production over the next 4 months.

In full production, the Callao Port Facility is anticipated to operate 24 hours a day, every day. Access to the site will be controlled by a swipe-card security system. Approximately 15-20 personnel will be required to fill four shift rosters.

For the first six months of operation, we anticipate that feedstock and methanol will be delivered by ship on a monthly basis to the Callao Port site. We anticipate that delivery will increase to a bi-weekly basis following this period. Delivery to the wharf will be managed by the Callao Port regulatory authorities and our personnel, and feedstock will be transported by pipeline to the main storage area on the Callao Port site. Weekly to monthly supplies of other chemicals such as caustic soda will also be maintained on-site. Secondary by-products such as fatty matter and distillations residue will be removed by a licensed waste contractor on an as-needed basis.

The Interpacific Facility

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facilities ever constructed in Peru. In January 2008, we completed the expansion of the Interpacific Facility from 7.2 MMgy to 10 MMgy.

Production Phase

If we obtain adequate financing, we currently anticipate that the Interpacific Facility will begin production in May 2009 and will reach full capacity by June 2009.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, every day.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Port Facility will be supplied with raw materials from the Callao Port Facility.

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

Glycerin

Glycerin is a byproduct of producing soaps, fatty acids, and fatty esters from the triglycerides in vegetable oils and animal fats. Approximately 0.7 pounds of crude glycerin are produced for every gallon of biodiesel. The glycerin produced by transesterification is only about 50% pure. It contains a significant amount of contaminants including methanol, soap and catalyst. It is relatively easy to raise the purity level of the crude glycerol to 80% - 90%, but more difficult and expensive to raise the purity level above 90%. The market price for crude gylcerin is approximately $0.50 per gallon.

Glycerin is a very common industrial chemical with a multitude of uses. It is found in baby care products, embalming fluids used by morticians, glues, explosives, throat lozenges and in suppositories (Glycerin - A Key Cosmetic Ingredient, Edited by E. Jungermann and N.O.V. Sonntag, Marcel Dekker, Inc., New York, 1991). The principal uses of glycerin include food products, cosmetics, toiletries, toothpaste, explosives, drugs, animal feed, plasticizers, tobacco and emulsifiers.

Prices for pure glycerol have varied from $0.50 to $1.50/lb over the past several years. The disposition of the glycerin is an important element of biodiesel profitability. However, it should be noted that these prices are based on glycerol that is at least 99.7% pure, which we do not expect to produce in the near term.

Sources and Availability of Raw Materials

Palm Oil and Soy Oil

We have a non-binding letter of intent with a subsidiary of Cargill to supply us with soy oil. There is no assurance that we will enter into a binding agreement with the Cargill subsidiary for the supply of soy oil.

We intend to cultivate a Jatropha tree nursery for raw material sourcing purposes, which can be planted and harvested in less time than palm trees. We currently do not own or lease any land on which to plant the Jatropha trees. There can be no assurance that we will be able to acquire appropriate land for the Jatropha tree nursery or that our efforts to cultivate and harvest Jatropha trees will be successful.

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

Using distributors rather than direct sales and delivery to fleet customers will reduce the gross profit margin available to our company, however, there are contributions and services that quality distributor partners can provide, including:

☐	Ownership and operation of strategically located fuel storage and refueling infrastructure including both retail and card lock stations;
☐	The ability to add blending infrastructure with relatively low cost and complexity;
☐	Possession of existing permits, zoning approvals and licenses to store and dispense petroleum based fuels and fuel blends;
☐	Relationships with significant fuel users and an understanding of how to prioritize and market to high priority fleet targets;
☐	Understanding the local competitive environment and development of competitive strategies; and
☐	Extending trade credit to fuel users and bearing of the related credit risk.

Government Support of Biodiesel

Government officials in Peru have publicly announced their support for biodiesel and other renewable energy sources. In 2008, a mandate was approved in Peru, which states that starting in 2009, all diesel sold in Peru must be a B2 blend diesel (2% biodiesel). By 2011, the mandate will shift from B2 to B5 (5% biodiesel).

Major Customers

Since we are not yet operational, we have no customers.  Once our facilities produce biodiesel, we anticipate that our major customers will be the principal fuel distributors in Peru.  Due to rising international biodiesel prices, we anticipate exporting part of our production to fuel distributors based in the United States and Europe.

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

We are a development stage company that plans to engage exclusively in the production, processing and distribution of biodiesel. We have completed the construction of our proposed Callao Port Facility, have not yet commenced full scale operations at the Interpacific Facility due to a pending working capital financing, and have had some revenue as a result of the testing phase. Consequently, we may have difficulty competing with larger, more established biodiesel producing companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The technologies for producing and processing biodiesel and approaches for commercializing those technologies are evolving. Technological developments may result in our products and/or processes becoming obsolete before we recover a significant portion of any capital expenditures that we have incurred. If we are unable to commence production and processing of our products before our competitors, we will be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive products or technologies that may be developed from our competitors in the future.

Employees

As of December 31, 2008, we had 31 full time employees.

We expect to have 70 full time employees once the Callao Port Facility and the Interpacific Facility are at full production.  The new employees will consist of plant operators and quality control personnel.

Corporate Information

We were incorporated pursuant to the laws of the State of Nevada on October 2, 2003, and commenced operations commensurate with the acquisition of Metasun Software Corp. on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our former president, by issuing a $10,000 promissory note, at the rate of prime plus 2% and due on demand. The acquisition was accounted for as a reverse takeover. Effective January 12, 2005, our issued and outstanding common shares were split on a 5.332687957 for one (1) basis. Effective August 7, 2006, we effected a one and one-quarter (1.25) for one (1) forward stock split of our authorized, issued and outstanding common stock. In addition, effective August 7, 2006, we completed a merger with our subsidiary, Pure Biofuels Corp., which we incorporated solely to effect a change of name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” We changed our name in connection with a share exchange agreement dated July 26, 2006, as amended August 31, 2006, among our company, Pure Biofuels del Peru SAC (“Pure Biofuels Peru”), the shareholders of Pure Biofuels Peru, and Luis Goyzueta, President of Pure Biofuels Peru. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Pure Biofuels Peru in exchange for the issuance by our company of approximately 30,000,000 common shares. The closing of the transactions contemplated by the share exchange agreement and the acquisition of all of the issued and outstanding shares of Pure Biofuels Peru occurred on September 15, 2006. At the closing date, the former shareholders of Pure Biofuels Peru held approximately 54.5% of the issued and outstanding common shares of our company. The acquisition of Pure Biofuels Peru is deemed to be a reverse acquisition for accounting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company began filing annual and quarterly reports based on the December 31 year end of Pure Biofuels Peru. Such financial statements depict the operating results of Pure Biofuels Peru, including the acquisition of our company, from September 15, 2006. Our principal office is located at 701 Brazos Street, Suite 1050, Austin, TX 78707. Our telephone number is (310) 402-5916. The operations office for our Peruvian subsidiary is located at Av. Canavaly Moreyra 380, Of 402, San Isidro, Lima, Peru.

Web site Posting of SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our web site and can be accessed by clicking on the “Investor Relations/ Financial Information” tab. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 2. Properties

We have constructed a biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru. The plant is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year.  This land is mortgaged pursuant to our line of credit.

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was the first biodiesel production facility ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 MMgy to 10 MMgy.  We currently lease the land which will expire in 2010.

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

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were quoted for trading on the OTCBB on November 12, 2004 under the symbol “MESU.OB.” Our common shares did not trade between November 12, 2004 and August 9, 2006. On August 7, 2006, our symbol changed to “PBOF.OB” in connection with our name change.

The high and low bid prices of our common stock for the periods indicated below, as reported on Yahoo! Finance, are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2008	$0.22	$0.04
September 30, 2008	$0.40	$0.16
June 30, 2008	$0.46	$0.18
March 31, 2008	$0.50	$0.28
December 31, 2007	$0.76	$0.44
September 30, 2007	$1.08	$0.46
June 30, 2007	$1.08	$0.84
March 31, 2007	$1.52	$0.93

 1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 23, 2009, the shareholders' list of our common shares showed 135 registered shareholders and 172,374,699 shares outstanding.

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2008, which were not previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

At December 31, 2008, we have one compensation plan in place, entitled 2006 Stock Option and Award Plan. This plan was approved by our security holders on November 19, 2006.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
15,186,250	$0.60	5,813,750

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This section should be read in conjunction with ‘‘Cautionary Statements,’’ and Item 8 of Part II, ‘‘Consolidated Financial Statements and Supplementary Data.’’ The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We have constructed, tested, and plan to operate a 52.5 million gallon biodiesel production plant at a site near the Callao Port in Lima, Peru, (“Callao Port Facility”), and operate a 10.0 million gallon biodiesel production plant that we acquired from Interpacific Oil, (“Interpacific”, or the “Interpacific Facility”), on December 4, 2007. Currently, we are a development-stage company with no significant revenues from operations. To date, our efforts have been devoted principally to the construction of the Callao Port Facility, engaging service providers and related activities.

In addition, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us or at all.

The Callao Port Facility has a design capacity of approximately 52.5 million gallons of biodiesel per year. In addition, we expect the plant will produce approximately 6.5 million gallons of crude glycerin each year. The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001, and was one of the first biodiesel production facilities ever constructed in Peru. We have expanded production capacity of the Interpacific Facility from 7.2 million gallons per year to 10 million gallons per year.

We plan to be self-sufficient with our primary raw material, vegetable oil. This comprises approximately 92% of our estimated production costs. As part of our vertical integration, we anticipate that we will need to raise $16 million in order to plant roughly 12,000 hectares of Jatropha trees. Our studies show that this will yield, conservatively, 3 metric tons of oil per hectare by 2012, once the plants reach maturity. This will supply an estimated 8% of our raw material requirements and our long term objective is to develop sufficient crops in order to be 100% self- sufficient. We plan to use alternative non-edible crops like Jatropha, which can be planted in arid lands unsuitable for most food crops. There can be no assurance that we will be able to secure any such financing at terms that are favorable to us or at all, or, even if we secure such financing, that we will ever become self sufficient as described above.

The construction of our Callao Port Facility has been completed and tested. Assuming we secure sufficient financing, we are targeting to begin operations during the second quarter of 2009. The date has been pushed back because we have not been able to secure the working capital required to operate our facilities. If we do not obtain working capital in the near future, this date could be further delayed. As for the Interpacific Facility, we have generated minor revenues, as a result of our testing phase.

We are currently negotiating a long term financing arrangement which will provide debt with more favorable terms and conditions.  With the proceeds, we anticipate repaying the line of credit that we currently have with Plainfield and pay outstanding invoices.  After we pay the outstanding invoices, we will be considered fully funded and will be able to use the underwater pipeline.  In addition to this financing, we will need to raise approximately $40 million of working capital to fund the operations of the Callao Port Facility and the Interpacific Facility, which includes amounts for raw materials and related taxes. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all.

Results of Operations

For the year ended December 31, 2008 vs. the year ended December 31, 2007

Revenues were $133,172 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007.  Revenues were obtained from biodiesel sales to a Peruvian fuel distributor.

Costs of revenues were $1,167,260 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007.  Included in the cost of revenue is $864,000 related to the write down of inventory to the lower of cost or market at December 31, 2008.  The write down was due to the decrease in the price of soy bean vegetable oil, one of our main ingredients.

Consulting fees were $1,597,493 for the year ended December 31, 2008 compared to $1,360,976 for the year ended December 31, 2007 for an increase of $236,517, or 17%. The increase in consulting fees is because we continued to incur consulting costs associated with the construction of the plant through December 31, 2008.

General and administrative expenses were $4,447,937 for the year ended December 31, 2008 compared to $1,289,228 for the year ended December 31, 2007 for an increase of $3,158,709, or 245%. The increase is related to the increase in our internal infrastructure that is necessary to support the operations of our Company.

Professional fees were $2,008,421 for the year ended December 31, 2008 compared to $2,356,598 for the year ended December 31, 2007 for a decrease of $348,177, or 15%. The decrease in fees is due to the decrease in legal fees and accounting fees. The decrease in legal fees is because we did not have as many financing arrangements during the year ended December 31, 2008 as we did during the year ended December 31, 2007.

Wages were $3,887,068 for the year ended December 31, 2008 compared to $4,997,599 for the year ended December 31, 2007 for a decrease of $1,110,531, or 22%. The wages decreased from prior year due to the decrease in stock compensation expense for options issued to employees.  Stock compensation expenses were $2,363,216 for the year ended December 31, 2008 compared to $3,597,594 for the year ended December 31, 2007 for a decrease of $1,234,378 or 34%.

Interest and financing costs consisted of the following for the periods indicated:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)	% Change

Interest expense	$3,612,218	$905,665	$2,706,553	298.8%
Financing costs	9,915,243	10,448,521	(533,278)	-5.1%
Amortization of debt discounts and debt issuance costs	4,827,971	4,852,219	(24,248)	-0.5%
Total interest and financing costs	$18,355,432	$16,206,405	$2,149,027	13.3%

The increase of $2,706,553 in interest expense is due to the increase in our debt.  Our line of credit increased from $16,400,000 as of December 31, 2007 to $37,346,939 as of December 31, 2008 and our convertible promissory notes increased from $10,000,000 as of December 31, 2007 to $22,907,990 as of December 31, 2008.

The financing costs of $9,915,243 for the year ended December 31, 2008 consisted mainly of $704,195 related to warrants issued as part the financing arrangements and $9,210,728 related to the exchange of warrants for shares of common stock.  The $10,448,521 financing costs for the year ended December 31, 2007 were related to warrants and shares that were issued as part of the financing arrangements.

The change in fair value of accrued derivative liabilities was a gain of $181,898 for the year ended December 31, 2008 compared to gain of $4,624,623 for the year ended December 31, 2007 for a decrease of $4,442,725 or 96%.  The decrease is due to the reclassification of the warrant and beneficial conversion liabilities to equity when we increased our authorized shares from 93,750,000 to 250,000,000 on November 19, 2007.  In December 2008, the Company issued additional convertible debt with warrants.  The warrants were recorded as a warrant liability on the date of issuance and recorded at fair value at December 31, 2008, with the change in warrant liability fair value of $181,898 being recorded in the statement of operations.

Foreign currency transaction loss was $3,129,374 for the year ended December 31, 2008 compared to a gain of $795,693 for the year ended December 31, 2007, for an change of $3,925,067 or 493%. The change is primarily due to the line of credit which was denominated and payable in U.S. dollars.  Because the U.S. dollar has increased in value compared to the Peruvian Soles at December 31, 2008, we need more Peruvian Soles to repay the line of credit.

Liquidity and Capital Resources

As of December 31, 2008, we had $579,241 in cash and cash equivalents. In addition, during the year ended December 31, 2008, our cash used in operating activities was $5,730,587 compared to our cash used in operating activities of $6,870,568 for the year ended December 31, 2007.  During the year ended December 31, 2008, the cash used in operating activities was comprised primarily of our net loss of $34,311,142 and an increase in inventories of $1,273,846, offset by an increase in accounts payable of $4,429,427, accrued expenses of $721,552, interest payable of $2,865,943, and debt issuance costs of $4,827,971.

During the years ended December 31, 2008 and 2007, we used $27,657,003 and $14,942,658 in investing activities, respectively. For the years ended December 31, 2008 and 2007, we used $22,181,756 and $11,397,160, respectively for the purchase of property, plant, and equipment. Our VAT credit increased by $5,210,158 and $2,484,958 for the years ended December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, cash provided by financing activities was $31,915,472 and $22,638,735, respectively. During the year ended December 31, 2008, we received $6,500,000 from the issuance of convertible debt and promissory notes, $20,946,939 from additional draw downs on our line of credit and $5,500,000 from the issuance of common stock. We paid $1,634,477 in debt issuance costs associated with the convertible debt, the line of credit and the issuance of common stock.

The construction of our Callao Port Facility has been completed and tested. If we secure sufficient financing, we are targeting to begin operations during the second quarter of 2009.

As for the Interpacific Facility, we expect to generate additional revenues during the second quarter of 2009, if we are able to secure sufficient financing.

We will need additional financing of approximately $40 million as working capital needed to operate both our Callao Port Facility and our Interpacific Facility.

We anticipate that we will need to raise $16 million for our Jatropha plantations as part of our vertical integration strategy. There can be no assurance that we will be able to secure financing terms that are favorable to us or at all.

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

Obligations under the Loan Agreement are secured by liens on substantially all of the assets of our Company, the Borrowers and each of the Borrowers’ subsidiaries. However, pursuant to the Amendment, Plainfield agreed to release any liens or security interests on inventory (including raw materials, finished product, byproducts and inventory in process) and accounts receivable and the proceeds thereof.

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

Convertible Debt

On September 12, 2007, our Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”) and Plainfield Peru I LLC (“LLCI”) and Plainfield Peru II LLC (“LLC II” and together with LLCI, “Plainfield”), pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of our Company’s common stock. The Notes are convertible into 16,666,667 shares of our Company’s common stock at the option of the holder of Notes at any time after November 19, 2007, the date when we obtained stockholder approval to increase the number of authorized shares of common stock of our Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. Our Company is to pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. On March 15, 2008, we issued a $610,000 aggregate principal amount of PIK Interest Notes. Subject to the conversion rights set forth below, we are obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that our Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of our Company and rank equally in right of payment to our future senior indebtedness. The Notes also restrict us and our subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

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

Subsequent event - Plainfield

On March 10, 2009, our Company and Plainfield entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”).

Under the Third Amendment, Article II of the Agreement was amended to provide for Plainfield’s purchase from us (a) on March 10, 2009, $1,283,214 in aggregate principal amount of additional notes (“2009 Additional Notes”) for a purchase price of $1,283,214, (b) on a date mutually agreed upon, $1,200,000 in aggregate principal amount of additional notes (“Second 2009 Additional Notes”) for a purchase price of $1,200,000 and (c) on April 1, 2009 or on such other date as mutually agreed upon, $313,559 in aggregate principal amount of additional notes (“April 2009 Additional Notes”) for a purchase price of $313,559 (all additional Notes issued pursuant to the Third Amendment collectively, the “2009 Additional Notes”).

Pursuant to the Third Amendment, we issued to Plainfield 10%/12% Senior Convertible PIK Notes (“2009 Notes”) in the amount of $1,283,214 due September 12, 2012.  We may pay the interest in cash or by issuing additional notes.  The interest rate for the 2009 Notes is 10% if we pay the interest in cash and 12% if we issue additional notes. We shall make the first interest payment on the 2009 Notes by issuing additional notes.  We will pay interest on the 2009 Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2009.  The 2009 Notes are convertible into shares of common stock at $0.04 per share.  We issued 10%/12% Senior Convertible PIK notes in the amount of $1,169,621 for the interest due on March 15, 2009.

Upon the closing of the Third Amendment, Plainfield and its affiliates own:

•	89,683,765 shares of our common stock, or 52% of our issued and outstanding stock
•	Warrants exercisable into 16,666,666 shares of our common stock at an exercise price of approximately $0.30 per share
•	$21,886,637 aggregate principal amount of notes convertible into 72,955,457 shares of our common stock at a conversion price of $0.30 due on September 12, 2012
•	$2,200,000 aggregate principal amount of notes convertible into 55,000,000 shares of our common stock at a conversion price of $0.04 due on September 12, 2012
•	$37,346,939 aggregate principal amount due under the line of credit due January 12, 2011.

FDS Note

On December 4, 2008, we executed a Promissory Note (the “FDS Note”) promising to pay to FDS Corporation S.A (“FDS”), the principal amount of $1,000,000.  We are to pay FDS the principal amount in one installment of $1,000,000 on the earlier of (a) January 15, 2009 or (b) the date we enter into an agreement with Banco Internacional del Perú - Interbank (“Interbank Peru”) pursuant to which Interbank Peru will provide us with term loan financing, in a principal amount of not less than $40,330,000. The FDS Note is a non-interest bearing note.

In partial consideration for FDS executing the FDS Note with us, we agreed to issue to FDS seven-year warrants to purchase 6,666,666 shares of our common stock, par value $.001 per share, at an exercise price of $0.30 per share of common stock (the “FDS Warrants”).  The FDS Warrants may be exercised beginning December 4, 2008 through to December 4, 2015.

In the event of a default, we shall issue to FDS, on the date of such event of default, seven-year warrants to purchase an additional 26,666,666 shares of our common stock at an exercise price of $0.30 per share (the “FDS Additional Warrants”). The FDS Additional Warrants shall be substantially in the form of the original FDS Warrants issued with the FDS Note.

In the event of default, in addition to the issuance of the FDS Additional Warrants, the FDS Note shall be converted at FDS’ option into either (i) a note evidencing a three-month term loan bearing an interest rate of 15% per annum to be paid in debt securities having identical terms and conditions to such three-month term loan or (ii) the number of duly authorized and validly issued shares of common stock equal to the total amount of principal outstanding on the FDS Note divided by a conversion price of $0.30; such an amount of principal outstanding is to be measured on the date of such event of default.

We did not make the required principal payment of $1,000,000 on January 15, 2009.  Pursuant to the agreement, we will issue 26,666,666 additional warrants and will convert the FDS Note into a three-month term loan with an interest rate of 15% per annum.

Plainfield Promissory Note

On December 4, 2008, we executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield, the principal amount of $500,000.  We are to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date we enter into an agreement with Banco Internacional del Perú - Interbank pursuant to which Interbank Peru will provide us with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note is a non-interest bearing note.

In partial consideration for Plainfield executing the Plainfield Promissory Note from us, we agreed to issue to Plainfield seven-year warrants to purchase 3,333,333 shares of our common stock, par value $.001 per share, at an exercise price of $0.30 per share of common stock (the “Plainfield Warrants”).  The Plainfield Warrants may be exercised beginning December 4, 2008 through to December 4, 2015.

In the event of a default, we shall issue to Plainfield, on the date of such event of default, seven-year warrants to purchase an additional 13,333,333 shares of our common stock at an exercise price of $0.30 per share (the “Plainfield Additional Warrants”). The Plainfield Additional Warrants shall be substantially in the form of the original Plainfield Warrants issued with the Plainfield Note.

In the event of a default, in addition to the issuance of the Plainfield Additional Warrants, the Plainfield Note shall be converted at Plainfield’s option into either (i) a note evidencing a three-month term loan bearing an interest rate of 15% per annum to be paid in debt securities having identical terms and conditions to such three-month term loan or (ii) the number of duly authorized and validly issued shares of common stock equal to the total amount of principal outstanding on the Plainfield Note divided by a conversion price of $0.30; such an amount of principal outstanding is to be measured on the date of such event of default.

We did not make the required principal payment of $500,000 on January 15, 2009.  Pursuant to the agreement, we will issue 13,333,333 additional warrants and will convert the Plainfield Note into a three-month term loan with an interest rate of 15% per annum.

Bank Financing

We are currently in negotiations with Interbank Peru to obtain long term financing through a sale-leaseback arrangement.  We have received a term sheet which includes, but is not limited to, the following provisions:

•	Principal amount of $43,000,000.
•	Term of 72 months with interest only payments for the first 12 months.
•	Fixed interest rate which will be determined once the contracts are drafted.
•	Loan fees of 1.6% of the principal amount.

•	At the end of the life of the loan, we will exercise its purchase option of 0.5% of the loan.
•	Maintain a reserve account which will become effective after the first year and it will hold the next 6 months’ worth of principal and interest payments throughout the remaining life of the loan.
•	Maintain a working capital account of $15,000,000 as an equity placement on us, and it will be managed by a controller to be determined by Interbank.
•	Maintain certain financial and performance ratios that form part of the covenants to be included in the contracts.

Common Stock

On August 8, 2008, we completed a private placement of 15,714,287 shares of our common stock at a price of $0.35 per share for total gross proceeds of $5,500,000. We paid $385,000 as a placement fee and $27,500 in other expenses.

Senior Convertible PIK Election Notes

As of September 30, 2008, we had accrued interest of $2,322,779 related to our line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that would accrue through March 31, 2009, on November 4, 2008 and March 10, 2009, we executed the Second and Third Amendments to the Securities Purchase Agreement (the “Agreement”) with Plainfield. Pursuant to this Agreement, we agreed to sell to Plainfield and Plainfield agreed to buy from us, (1) $2,370,182 in aggregate principal amount of the 10%/12% Senior Convertible PIK Election Notes due 2012 for a purchase price of $2,370,182 and (2) the aggregate principal amount of 10%/12% Senior Convertible PIK Election Notes due 2012 set forth in the following table:

		Issuance Date
Issuance Dates	Principal Amount	Purchase Price
November 4, 2008	$412,253	$412,253
December 1, 2008	$398,955	$398,955
January 1, 2009	$412,253	$412,253
February 1, 2009	$313,559	$313,559
March 1, 2009	$283,214	$283,214
April 1, 2009	$313,559	$313,559

Uncertainties and Going-Concern

The continuation of our business is dependent upon us raising additional financial support and our Callao Port Facility beginning operations, or until we begin production at the Interpacific Facility. In addition, we will require working capital of approximately $36 million to fund the operation of the Callao Port Facility, which includes amounts for raw materials and related taxes, and approximately $4 million to fund the raw materials for the operation of the Interpacific Facility. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We have suffered recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Commitments and Contingencies

We entered into the following agreements:

a)
On June 22, 2007, our Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) entered into an escrow agreement with U.S. Bank National Association, as the escrow agent, ARC Investment Partners, LLC, (“ARC”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders agreed to transfer (i) 3,000,000 shares of our Company’s common stock to ARC (ii) 2,000,000 shares of our Company’s common stock to Tapirdo and (iii) 1,000,000 shares of our Company’s common stock to SGM (collectively, the “Shares”) upon our Company entering into a financing transaction or series of transactions pursuant to which our Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $3 million financing on April 19, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the shares. On July 10, 2007, the escrow agent transferred such shares. The value of the shares was $2,352,000 and has been recorded as debt issuance costs associated with the $3,000,000 convertible debenture. In addition as a result of the closing of the $30 million financing on September 12, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of remaining 60% of the shares. The value of the shares was $1,800,000 and has been recorded as debt issuance costs associated with the $10,000,000 convertible debenture.

b)
On August 13, 2007, Pure Biofuels del Peru entered into a services agreement with Ocean Marine, whereby Ocean Marine agreed to render consulting, management and logistical support services to Pure Biofuels del Peru. Pursuant to the services agreement, Luis Goyzueta, Chief Executive Officer and a director, will receive $130,000 aggregate salary per year, Gustavo Goyzueta, Chief Financial Officer, will receive a salary of $90,000, and Alberto Pinto, Chief Operations Officer and a director, will receive a salary of $120,000. All of the foregoing compensation is payable retroactive to September 15, 2006. The term of this agreement is from August 13, 2007 through August 12, 2009.

c)
On September 4, 2007, our Company and each of Luis Goyzueta, Gustavo Goyzueta, Alberto Pinto, Steven Magami, director, and Adam Roseman, former Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement (the “Plan”) entered into between each of them and our Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of our Company’s common stock on the date that the board of directors approved the amendment and (2) provide that none of the options may be exercised before the date on which our Company obtain stockholder approval of an amendment to our Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

d)
On September 12, 2007, a stockholders agreement (the “Stockholders Agreement”) was executed among Luis Goyzueta, Plainfield, and our Company. Under the Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause an individual designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined below) held by Plainfield to be elected as a director of our Company. He further agreed to retain his voting rights and to not sell, dispose of, or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Stockholders Agreement.

e)
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

During the year ended December 31, 2008, our Company entered into additional agreements with Plainfield. See Notes 6, 8, 9, 10 and 14 of the Company’s consolidated financial statements for a description of these agreements.

Leases

f)
On October 1, 2006, the Company entered into an office lease for the Company in Lima, Peru. Under the terms of the lease, our Company is required to make monthly payments of $6,013 for the first year. The monthly payment will increase by 3% annually until September 2009. The office lease contains certain rent escalation clauses over the life of the lease. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease.

g)
On June 1, 2007, our Company entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, our Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

We estimate that our contingency costs for the next twelve month period will be approximately $250,000. These costs will primarily consist of unexpected expenses due to evolving regulations in the industry.

Contractual Obligations

At December 31, 2008, our significant contractual obligations were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$1,500,000	$-	$19,707,990	$-	$21,207,990
Line of credit	-	37,346,939	-	-	37,346,939
Operating lease obligations	94,624	147,847	-	-	242,471
Total	$1,594,624	$37,494,786	$19,707,990	$-	$58,797,400

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operation.  Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and warrant liability. Actual results could differ from these estimates.

Accrued Warrant Liability and Accrued Beneficial Conversion Liability

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, we determine which warrants require liability accounting and record the fair values as an accrued warrant liability. The changes in the values of these warrants are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liability.”

Fair Value Measurements

For certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate fair value due to their short maturities. In addition, we have long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We analyze all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

We did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Concentrations

Our operations are in Peru and virtually all of our assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Our Company’s subsidiaries use their local currencies, the PEN, and the ARS, as their functional currencies. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” we recognize revenue when it is realized or realizable and earned. The four criteria under SAB 104 are:
•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, our volatility is based on the historical volatility of our stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect of the time of grant.

We used the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and our expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On April 27, 2007, our board of directors amended and restated our stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute to our success.  The board of directors will administer the Plan. The stockholders approved the Plan on November 19, 2007.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 R”), which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact, if any, that the adoption of this statement will have on our consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS 160).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We have not yet evaluated the impact that SFAS 160 will have on our consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP 157-1 indicates that it does not apply under SFAS 13,  "Accounting for Leases,"  and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the Peru. We are currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5,  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  that result from EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments,”  and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We are currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our consolidated results of operations or consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Consolidated Financial Statements and Supplementary Data

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008	F-3

Consolidated Statement of Stockholders' Deficit for the period from May 10, 2006 (date of inception) to December 31, 2008	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Pure Biofuels Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pure Biofuels Corp. (a development stage company) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders' deficit, and cash flows for the years then ended, and for the period from May 10, 2006 (inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Biofuels Corp. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended and for the period from May 10, 2006 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital and the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 30, 2009

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$579,241	$2,991,104
Restricted cash	141,775	740,376
Accounts receivable	148,337	-
Other receivables	11,539	328,644
Inventories	1,192,362	-
Prepaid expenses and other assets	117,094	516,406
TOTAL CURRENT ASSETS	2,190,348	4,576,530

VAT RECEIVABLE	7,368,021	2,613,496
PREPAYMENT FOR EQUIPMENT PURCHASE	-	174,276
PROPERTY, PLANT AND EQUIPMENT, net	37,546,422	15,842,898
DEBT ISSUANCE COSTS, net	3,919,311	3,926,340
GOODWILL	7,015,640	1,337,288
DEPOSITS	248,133	199,867

TOTAL ASSETS	$58,287,875	$28,670,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,325,948	$1,244,418
Accrued expenses	879,941	184,931
Interest payable	1,079,533	489,631
Due to prior stockholders of Interpacific Oil	5,740,061	996,667
Due to related parties	399,780	208,638
Notes payable-short term, net of debt discount of $266,622 and $0 as of December 31, 2008 and 2007, respectively	1,233,378	-
Convertible promissory note	-	60,000
Warrant liability	564,643	-
TOTAL CURRENT LIABILITIES	15,223,284	3,184,285

CONVERTIBLE NOTES, net of debt discount of $12,770,545 and $9,397,920 as of December 31, 2008 and 2007, respectively	6,937,445	602,080
LINE OF CREDIT	37,346,939	16,400,000
TOTAL LIABILITIES	59,507,668	20,186,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued
Common stock; $0.001 par value; 325,000,000 shares authorized; 172,374,699 and 75,319,769 shares issued and outstanding as of December 31, 2008 and 2007, respectively	172,375	75,320
Additional paid-in capital	55,362,143	30,487,037
Accumulated other comprehensive loss	(564,933)	(199,791)
Deficit accumulated during the development stage	(56,189,378)	(21,878,236)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,219,793)	8,484,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,287,875	$28,670,695

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	For the	For the	For the period
	Year Ended	Year Ended	from May 10, 2006
	December 31,	December 31,	(date of inception)
	2008	2007	to December 31, 2008

REVENUE	$133,172	$-	$133,172

COST OF REVENUE	1,167,260	-	1,167,260

GROSS PROFIT	(1,034,088)	-	(1,034,088)

OPERATING EXPENSES
Consulting fees	1,597,493	1,360,976	3,575,789
General and administrative	4,447,937	1,289,228	5,899,070
Professional fees	2,008,421	2,356,598	4,431,258
Wages	3,887,068	4,997,599	9,114,814

TOTAL OPERATING EXPENSES	11,940,919	10,004,401	23,020,931

LOSS FROM OPERATIONS	(12,975,007)	(10,004,401)	(24,055,019)

OTHER INCOME (EXPENSES):
Interest and financing costs	(18,355,432)	(16,206,405)	(34,561,837)
Other expense, net	(33,227)	(12,135)	(45,362)
Change in fair value of accrued derivative liability	181,898	4,624,623	4,806,521
Foreign currency transaction (loss) gain	(3,129,374)	795,693	(2,333,681)

TOTAL OTHER EXPENSE, net	(21,336,135)	(10,798,224)	(32,134,359)

LOSS BEFORE PROVISION FOR INCOME TAXES	(34,311,142)	(20,802,625)	(56,189,378)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(34,311,142)	$(20,802,625)	$(56,189,378)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(365,142)	(199,791)	(564,933)

COMPREHENSIVE LOSS	$(34,676,284)	$(21,002,416)	$(56,754,311)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.30)	$(0.31)	$(0.73)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	115,591,280	66,254,361	76,673,365

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	In Advance	Loss	Stage	Equity (Deficit)

Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adjustment for change in par value		(303)	303				-
Recapitalization transactions							-
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626				1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912				-
Recapitalization Adjustment	29,999,970	29,999	(210,526)				(180,527)
Shares acquired by legal parent	(1,000)	(1)					(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306				2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573				320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344				303,749
Finders fee			(195,000)				(195,000)
Subscriptions received in advance				96,277			96,277
Net loss						(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	$62,132	$4,888,538	$96,277	$-	$(1,075,611)	$3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-		3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-		212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-		507,647	-	-	-	507,647
Beneficial conversion feature associated with convertible debentures	-		507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-		390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-		54,958	-	-	-	54,958
Estimated liquidated damages	-		(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-		4,152,000	-	-	-	4,152,000
Repricing of warrants	-		41,697	-	-	-	41,697
Transfer to accrued derivative liability	-		(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	$75,320	$30,487,037	$-	$(199,791)	$(21,878,236)	$8,484,330

Stock compensation expense for options issued to employees	-		2,363,216	-	-	-	2,363,216
Issuance of common stock for Interpacific Oil	2,166,667	2,167	994,500	-	-	-	996,667
Issuance of common stock for services	15,000	15	5,835	-	-	-	5,850
Fair value of warrants issued with short-term notes payable	-	-	573,628	-	-	-	573,628
Conversion of convertible debt	186,435	186	106,081	-	-	-	106,267
Repricing of warrants	-	-	979,805	-	-	-	979,805
Repricing of convertible debentures	-	-	5,481,833	-	-	-	5,481,833
Value of beneficial conversion feature on convertible note issuance	-	-	166,667	-	-	-	166,667
Exchange of 59,227,517 warrants for 78,033,754
shares of common stock with Plainfield on 08/5/08	78,033,765	78,034	9,089,016	-	-	-	9,167,050
Issuance of 15,714,287 shares for $.35 per share on
August 13, 2008	15,714,287	15,714	5,071,786	-	-	-	5,087,500
Exchange of 1,408,164 warrants for 938,776 shares
with YA Global - on 09/08/08	938,776	939	42,739	-	-	-	43,678
Foreign currency translation adjustment	-	-		-	(365,142)	-	(365,142)
Net loss	-	-		-	-	(34,311,142)	(34,311,142)

Balance, December 31, 2008	172,374,699	$172,375	$55,362,143	$-	$(564,933)	$(56,189,378)	$(1,219,793)

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	For the	For the	For the period
	Year Ended	Year Ended	from May 10, 2006
	December 31,	December 31,	(date of inception)
	2008	2007	to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,311,142)	$(20,802,625)	$(56,189,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	832,653	41,497	878,287
Stock compensation expense for options issued to employees	2,363,216	3,597,594	5,960,810
Fair value of shares issued for services	5,850	-	5,850
Fair value of shares issued for financing costs	46,267	-	46,267
Fair value of warrants issued for services	-	54,958	54,958
Fair value of warrants issued for financing costs	573,628	390,219	963,847
Financing costs of warrant repricing	87,818	41,697	129,515
Amortization of debt discounts and debt issuance costs	4,827,971	4,852,219	9,680,190
Financing costs related to warrants exchanged for common stock	9,210,728	9,755,635	18,966,363
Change in accrued derivative liability	(181,898)	(4,624,623)	(4,806,521)
Loss on write off of deposit	203,672	-	203,672
Non-cash foreign currency transaction loss	3,050,409	(795,000)	3,050,409
Changes in operating assets and liabilities:
Accounts receivable	(158,474)	-	(158,474)
Other receivable	330,058	(280,053)	50,005
Inventories	(1,273,846)	-	(1,273,846)
Prepaid expenses and other assets	431,092	(167,841)	211,247
Accounts payable	4,429,427	629,021	5,518,819
Accrued expenses	721,552	87,749	721,552
Accrued consulting fees	-	-	97,500
Interest payable	2,865,943	489,631	2,865,943
Due to related parties	214,489	(140,646)	73,843
Net cash used in operating activities	(5,730,587)	(6,870,568)	(12,949,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Interpacific Oil S.A.C.	-	(700,000)	(700,000)
Increase in deposits	(265,089)	(199,867)	(464,956)
Increase in VAT receivable	(5,210,158)	(2,484,958)	(7,887,882)
Net cash acquired with acquisition	-	13,603	1,825,805
Prepayment for purchase of equipment	-	(174,276)	(174,276)
Purchase of property, plant and equipment	(22,181,756)	(11,397,160)	(36,403,890)
Net cash used in investing activities	(27,657,003)	(14,942,658)	(43,805,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions received in advance	-	-	96,277
Proceeds from issuance of convertible debt	5,000,000	13,000,000	18,000,000
Proceeds from issuance of short term promissory note	1,500,000		1,500,000
Proceeds from line of credit	20,946,939	16,400,000	37,346,939
Change in restricted cash	(151,463)	(1,000,000)	(1,151,463)
Interest payment deducted from restricted cash	754,473	285,068	1,039,541
Payment on convertible debt	-	(3,000,000)	(3,000,000)
Payment on long term debt	-	(1,200,000)	(1,200,000)
Payment of debt issuance costs	(1,634,477)	(2,536,799)	(4,170,963)
Proceeds from the issuance of common stock	5,500,000	690,466	9,704,375
Net cash provided by financing activities	31,915,472	22,638,735	58,164,706

Effect of exchange rate changes on cash and cash equivalents	(939,745)	903,621	(36,124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,411,863)	1,729,130	1,374,241

CASH AND CASH EQUIVALENTS, Beginning of period	2,991,104	1,261,974	-

CASH AND CASH EQUIVALENTS, End of period	$579,241	$2,991,104	$1,374,241

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on October 2, 2003 under the name Metasun Enterprises, Inc. Pursuant to a share exchange agreement (“Share Exchange Agreement”) dated July 26, 2006, the Company acquired 99.9% of the issued and outstanding common stock of Pure Biofuels del Peru S.A.C. (“Peru SAC”), a private Peruvian corporation, in consideration for the issuance of 29,999,970 common shares. The Share Exchange Agreement occurred on September 15, 2006 (Date of Acquisition). As of the closing date, the former shareholders of Peru SAC held approximately 55% of the issued and outstanding common shares of the Company. The acquisition of Peru SAC, therefore, was recorded as a reverse acquisition for accounting purposes. Peru SAC was incorporated on May 10, 2006 under the laws of Peru, and Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. In accordance with the accounting rules for reverse acquisitions, the financial statements are presented as a continuation of Peru SAC and include the results of operations of Peru SAC since incorporation on May 10, 2006, and the results of operations of the Company since the Date of Acquisition.

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

On August 7, 2006, the Company completed a merger with its wholly-owned subsidiary, Pure Biofuels Corp., which was incorporated solely to effect the name change. As a result, the Company changed its name from Metasun Enterprises, Inc. to Pure Biofuels Corp. In addition, effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. All share amounts have been retroactively adjusted for all periods presented. In 2007, the Company also changed its fiscal year-end from January 31 to December 31.

On December 4, 2007, the Company, Pure Biofuels del Peru S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Interpacific Oil S.A.C., a Peruvian corporation (“Interpacific”), and certain stockholders of Interpacific entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pure Biofuels del Peru will acquire all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peruvian laws. (See Note 17)

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Development Stage Company and Going-Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going-concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financings to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations. For the year ended December 31, 2008, the Company incurred a net loss of $34,311,142 and as of December 31, 2008, the Company has a deficit accumulated during the development stage of $56,189,378. Further, the Company has negative working capital of $13,032,936 as of December 31, 2008. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has been actively seeking to raise additional funds through equity or debt financing.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Pure Biofuels del Peru S.A.C.	Peru	99.9
Palma Industrial S.A.C.	Peru	99.9
Palma Industrial's five subsidiaries:
Aceite Pucallpa S.A.C.	Peru	99.9
Palmas de Oriente S.A.C.	Peru	99.9
Palmas Tropicales S.A.C.	Peru	99.9
Pucapalma S.A.C.	Peru	99.9
Ecopalma S.A.C.	Peru	99.9
Pure Biofuels Del Peru's subsidiary:
Pure Biocarburantes S.A.	Argentina	99.4

Minority interest has not been presented on the consolidated balance sheets due to accumulated losses which exceed the minority stockholders’ equity. In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the minority interest has been written down to zero on the accompanying consolidated balance sheets. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied. The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (PEN) and the Argentinean Peso (ARS); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and warrant liability. Actual results could differ materially from these estimates upon which the carrying values were based.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits and all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies withheld by the Company’s lender and restricted cash under a standby letter of credit. Under the Company's loan agreement, the Company is required to establish an interest reserve account in the amount of $1,000,000 from the proceeds of the initial borrowing on the line of credit. The interest reserve will be used to fund interest payments charged on the line of credit until the reserve has been fully exhausted. As of December 31, 2008 and December 31, 2007, total restricted cash related to the interest reserve amounted to $0 and $740,376, respectively.  As of December 31, 2008 and 2007, total restricted cash related to the standby letter of credit amounted to $141,775 and $0, respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.  As of December 31, 2008 and 2007, the Company determined that no reserves for accounts receivable were necessary.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of December 31, 2008, the Company believes that no reserve was necessary.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost and are depreciated using the straight-line method over their estimated useful lives. The useful lives and depreciation methods are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs which do not improve or extend the respective lives of the assets are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

The estimated useful lives were as follows:

Building Improvements	10 years
Facilities and equipment	10 years
Computer equipment and licenses	4 years
Other fixed assets	10 years

Goodwill and Impairment

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” (‘SFAS 142”), to record goodwill and intangible assets.  In accordance with SFAS 142, certain intangible assets are to be assessed annually for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of December 31, 2008 and 2007, there was no significant impairment of its goodwill.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Accrued Warrant Liability and Accrued Beneficial Conversion Liability

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which warrants require liability accounting and records the fair values as an accrued warrant liability. The changes in the values of these warrants are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liability.”

Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company’s warrant liability is carried at fair value totaling $564,643 and $0, as of December 31, 2008 and 2007, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

	Fair Value As of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$564,643		$564,643

For the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, the Company recognized a gain of $181,898, $4,624,623 and $4,806,521, respectively, for the changes in the valuation of the aforementioned liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru, Argentina and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru and Argentina are not covered by insurance. As of December 31, 2008 and 2007, the Company had deposits in excess of federally-insured limits totaling $567,273 and $2,845,009, respectively. The Company has not experienced any losses in such accounts.

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the PEN, and the ARS, as their functional currency. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

The Company recorded translation losses of $365,142, $199,791 and $564,933 for the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, respectively. Asset and liability amounts at December 31, 2008 and 2007 were translated at 3.142 PEN to $1.00 USD and 2.997 PEN to $1.00 USD, respectively for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the years ended December 31, 2008 and 2007, were 2.941 PEN and 3.125 PEN to $1.00 USD, respectively.  At December 31, 2008 and 2007, the exchange rates for the assets and liabilities of the Company’s Argentinean subsidiary were 3.453 ARS and 3.149 ARS to $1.00 USD, respectively. The average translation rates applied to the income statement accounts for the Company’s Argentinean subsidiary for the years ended December 31, 2008 and 2007 were 3.161 ARS and 3.111 to $1.00 USD, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the years ended December 31, 2008, and for the period from May 10, 2006 (date of inception) to December 31, 2008, the Company recorded net transaction losses of approximately $3,129,000 and $2,334,000, respectively. For the year ended December 31, 2007, the Company recorded net transaction gain of approximately $796,000.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes,” during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when it is realized or realizable and earned. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:
•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of December 31, 2008 and 2007, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2008	December 31, 2007
Options	15,186,250	14,400,000
Warrants	11,805,666	60,303,581
Convertible notes	65,693,300	33,333,333
Total	92,685,216	108,036,914

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

On April 27, 2007, the Company’s board of directors amended and restated the Company’s stock option plan (the “Plan”) to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute to the success of the Company.  The board of directors will administer the Plan. The stockholders approved the Plan on November 19, 2007.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

SFAS No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has three reportable segments, U.S., Peru and Argentina (See Note 16).

Reclassification

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Pronouncements

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The implementation of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 R”), which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP 157-1 indicates that it does not apply under SFAS 13, "Accounting for Leases,"  and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133  “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru. The Company is currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5,  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  that result from EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments,”  and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Note 3 - Inventories

Inventories consisted of the following as of December 31, 2008:

December 31,
Description	2008
Raw Material	$794,493
Work-in-Process	152,844
Finished Goods	245,025
1,192,362
Reserve	-
Inventories, net	$1,192,362

Note 4 – VAT Receivable

At December 31, 2008 and 2007, the Company recognized a value added tax (“VAT”) receivable of $7,368,021 and $2,613,496, respectively in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the receivable has been classified as non-current.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Land	$3,220,041	$3,375,818
Plant under construction	4,974,263	11,708,162
Building improvements	595,039	39,643
Facilities and equipment	29,236,036	603,415
Computer equipment and licenses	240,374	77,791
Other fixed assets	101,124	81,176
	38,366,877	15,886,005
Less: Accumulated depreciation	(820,455)	(43,107)
Property, Plant and Equipment, net	$37,546,422	$15,842,898

Depreciation expense amounted to $832,653, $41,497 and $878,287 for the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (inception) to December 31, 2008, respectively.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

For the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (inception) to December 31, 2008, interest capitalized to property, plant and equipment amounted to $2,607,294, $443,475 and $3,050,769, respectively.

Note 6 – Notes Payable – Short Term

FDS Note and Warrants

On December 4, 2008, the Company executed a Promissory Note (the “FDS Note”) promising to pay to FDS Corporation S.A (“FDS”), a Panama corporation, the principal amount of $1,000,000.  The Company was to pay FDS the principal amount in one installment of $1,000,000 on the earlier of (a) January 15, 2009 or (b) the date the Company enters into an agreement with Banco Internacional del Perú - Interbank (“Interbank Peru”) pursuant to which Interbank Peru will provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The FDS Note is a non-interest bearing note.

In partial consideration for FDS executing the FDS Note with the Company, the Company agreed to issue to FDS seven-year warrants to purchase 6,666,666 shares of the Company’s common stock, par value $.001 per share, at an exercise price of $0.30 per share of common stock (the “FDS Warrants”).  The FDS Warrants may be exercised beginning December 4, 2008 through December 4, 2015.

Due to the non-payment by the Company when required, the Company will issue to FDS seven-year warrants to purchase an additional 26,666,666 shares of the Company’s common stock at an exercise price of $0.30 per share (the “FDS Additional Warrants”). The FDS Additional Warrants shall be substantially in the form of the original FDS Warrants issued with the FDS Note.

In addition to the issuance of the FDS Additional Warrants, the FDS Note shall be converted at FDS’ option into either (i) a note evidencing a three-month term loan bearing an interest rate of 15% per annum to be paid in debt securities having identical terms and conditions to such three-month term loan or (ii) the number of duly authorized and validly issued shares of common stock equal to the total amount of principal outstanding on the FDS Note divided by a conversion price of $0.30; such an amount of principal outstanding is to be measured on the date of such event of default.

In accordance with EITF 00-19, the Company determined that the FDS Warrants should be classified as a liability at fair value on the date the FDS Note was issued and then measured at fair value at each reporting date with the change in value included in the consolidated statements of operations.  The fair value of the FDS Warrants on December 4, 2008 was $497,694.  The fair value was determined using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 123%; (3) risk free interest of 1.93% and (4) dividend rate of 0%.  The Company recorded a discount on the FDS Note of $497,694 which will be amortized over the life of the FDS Note.  The Company amortized $319,946 during the year ended December 31, 2008, and is included in the consolidated statements of operations as interest and financing costs.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Plainfield Promissory Note and Warrants

On December 4, 2008, the Company executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield Peru I LLC (“Plainfield”), the principal amount of $500,000.  The Company is to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date the Company enters into an agreement with Banco Internacional del Perú - Interbank (“Interbank Peru”) pursuant to which Interbank Peru will provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note is a non-interest bearing note.

In partial consideration for Plainfield executing the Plainfield Promissory Note from the Company, the Company agreed to issue to Plainfield seven-year warrants to purchase 3,333,333 shares of the Company’s common stock, par value $.001 per share, at an exercise price of $0.30 per share of common stock (the “Plainfield Warrants”).  The Plainfield Warrants may be exercised beginning December 4, 2008 through December 4, 2015.

Due to the non-payment by the Company when required, the Company will issue to Plainfield seven-year warrants to purchase an additional 13,333,333 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Plainfield Additional Warrants”). The Plainfield Additional Warrants shall be substantially in the form of the original Plainfield Warrants issued with the Plainfield Note.

In addition to the issuance of the Plainfield Additional Warrants, the Plainfield Note shall be converted at Plainfield’s option into either (i) a note evidencing a three-month term loan bearing an interest rate of 15% per annum to be paid in debt securities having identical terms and conditions to such three-month term loan or (ii) the number of duly authorized and validly issued shares of common stock equal to the total amount of principal outstanding on the Plainfield Note divided by a conversion price of $0.30; such an amount of principal outstanding is to be measured on the date of such event of default.

In accordance with EITF 00-19, the Company determined that the Plainfield Warrants should be classified as a liability at fair value on the date the Plainfield Note was issued and then measured at fair value at each reporting date with the change in value included in the consolidated statements of operations.  The fair value of the Plainfield Warrants on December 4, 2008 was $248,847.  The fair value was determined using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 123%; (3) risk free interest of 1.93% and (4) dividend rate of 0%.  The Company recorded a discount on the Plainfield Note of $248,847 which will be amortized over the life of the Plainfield Note.  The Company amortized $159,973 during the year ended December 31, 2008, and is included in the consolidated statements of operations as interest and financing costs.

The following table shows the FDS Note and the Plainfield Promissory Note as of December 31, 2008:

	FDS	Plainfield	Combined
	Note	Promissory Note	Total
Principal of Note, December 4, 2008	$1,000,000	$500,000	$1,500,000
Discount on note	(497,694)	(248,847)	(746,541)
Note, net of discount	502,306	251,153	753,459
Amortization of discount	319,946	159,973	479,919
Balance, December 31, 2008	$822,252	$411,126	$1,233,378

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Note 7 – Convertible Promissory Note

On April 19, 2007, the Company issued a convertible promissory note in the amount of $60,000 to a placement agent. The note was due on June 18, 2007, and the Company had the option of converting the note into shares of the Company’s common stock at a conversion price of $0.94. The $60,000 note was capitalized as debt issuance costs and was amortized over the term of the promissory note.  On January 18, 2008, the Company issued 186,436 shares of the Company’s common stock as complete settlement for the principal and accrued interest.

Note 8 – Warrant Liability

Convertible Note Warrants

As a result of the Company issuing the Notes and Warrants described in Note 9, it did not have enough authorized shares to satisfy the conversion of all the warrants and options outstanding during 2007. Therefore, the outstanding options and warrants were recorded at fair value and shown as accrued derivative liability at the inception of the Note. The fair value of the outstanding options and warrants (excluding the 56,938,245 Warrants which were recorded as a derivative liability at issuance) of $5,907,893 was transferred from additional paid-in capital to accrued derivative liability on September 12, 2007. The fair value of the outstanding options and warrants was recorded as accrued derivative liability at each balance sheet date until November 19, 2007, the date the Company increased its authorized shares. The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  term of 1 year, risk free interest rate of 5.0%, dividend yield of 0%, and volatility of 114%. In addition, the fair value of the beneficial conversion feature associated with the Notes was also recorded as accrued derivative liability. The change in fair value of the accrued derivative liability from September 12, 2007 to November 19, 2007 was $4,624,623, and is included in the "change in fair value of accrued derivative liability" in the consolidated statement of operations for the year ended December 31, 2007.

On November 19, 2007, the authorized shares were increased to 250,000,000 which provided enough authorized shares to satisfy the conversion of all the warrants and options outstanding. Therefore, the Company reclassified the derivative liability into equity at the fair value on the date of the increase in authorized shares. The fair value at the date of transfer was $15,549,576.

FDS and Plainfield Warrants

As described in Note 6 above, the Company issued 6,666,666 warrants to FDS and 3,333,333 warrants to Plainfield as partial consideration for the $1,500,000 short term financing that was provided to the Company.  The Company recorded the fair value of the warrants issued to FDS and Plainfield as a warrant liability.  The fair value of the 9,999,999 warrants on December 4, 2008 was $746,541.  The fair value of the warrants at December 31, 2008 was $546,643.  The decrease of the warrant liability of $181,898 is included in the consolidated statements of operations as a change in fair value of accrued derivative liability.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Note 9 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLC I”) and Plainfield Peru II LLC (“LLC II” and together with LLC I, “Plainfield”) pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible Paid-in-Kind (“PIK”) election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time after November 19, 2007, the date when the Company obtained stockholder approval to increase the number of authorized shares of common stock of the Company from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants, and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. On March 15, 2008, the Company issued a $610,000 aggregate principal amount of PIK Interest Notes.  On September 15, 2008, the Company issued a $916,600 aggregate principal amount of PIK Interest Notes.  Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

The Company will pay interest on the Additional Notes semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Additional Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Additional Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest Notes”). The first payment of interest shall be paid in PIK Interest Notes.

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

As of September 30, 2008, the Company had accrued interest of $2,322,779 related to its line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that will accrue through January 31, 2009, the Company, on November 4, 2008, executed the Second Amendment to Securities Purchase Agreement (the “Agreement”) with Plainfield. Pursuant to this Agreement, the Company agreed to sell to Plainfield and Plainfield agreed to buy from the Company, (1) $2,370,182 in aggregate principal amount of the 10%/12% Senior Convertible PIK Election Notes due 2012 for a purchase price of $2,370,182 and (2) the aggregate principal amount of 10%/12% Senior Convertible PIK Election Notes due 2012 set forth in the following table:

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Issuance	Principal	Date
Dates	Amount	Price
November 4, 2008	$412,253	$412,253
December 1, 2008	$398,955	$398,955
January 1, 2009	$412,253	$412,253
February 1, 2009	$313,559	$313,559

The following table summarizes the convertible notes:

Convertible
Notes
Balance, December 31, 2006	$-
Additions	10,000,000
Note discount	(10,000,000)
Amortization of note discount	602,080
Balance, December 31, 2007	602,080
Additional principal	5,000,000
Conversion of interest to principal	1,526,600
Line of Credit PIK interest	3,181,390
Discount related to additional principal
and repricing of conversion price	(5,648,500)
Discount related to change in terms	(891,987)
Amortization of note discount	3,167,862
Balance, December 31, 2008	$6,937,445

Total interest incurred for the years ended December 31, 2008 and 2007 related to the convertible debentures amounted to $1,827,399 and $370,000.  For the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, the Company amortized $3,167,862, $602,080 and $3,769,942, respectively which is recorded in the consolidated statement of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at December 31, 2008 and 2007 is $667,280 and $370,000, respectively.

Note 10 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement (“Line of Credit”), between the Company, as Guarantor, and Pure Biofuels Del Peru S.A.C. and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company (“Subsidiaries”), various lenders and PSSM, as Administrative Agent.  The Loan Agreement terminates on January 12, 2011.

On March 13, 2008, the Company and the Subsidiaries entered into an agreement with Plainfield pursuant to which the Borrowers may draw down an additional $818,000 (the “Additional Loan”) under the Loan Agreement. Pursuant to the terms of the agreement, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock from $0.60 to $0.30.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

On April 18, 2008, the Company, as Guarantor, entered into a Second Amendment to Loan Documents (the “Amendment”) with the Subsidiaries (the “Borrowers”), PSSM, as the Lender and Administrative Agent (“Plainfield” or the “Administrative Agent”), and the other credit parties thereto. The Amendment amends the loan agreement (the “Loan Agreement”) and certain related documents (together with the Loan Agreement, the “Loan Documents”) entered into by the Company, the Borrowers and Plainfield on September 12, 2007, as amended on March 13, 2008.

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

Also, pursuant to the Amendment, interest under the Loan Agreement from March 12, 2008 through to but excluding October 1, 2008, shall accrue and be due and payable in four equal installments to be paid on October 1, 2008, November 1, 2008, December 1, 2008 and January 1, 2009.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

The outstanding balance of the Line of Credit at December 31, 2008 and 2007 was $37,346,939 and $16,400,000, respectively. Total interest expense for the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, was $3,973,423, $379,256 and 4,352,679, respectively.

During 2008, in connection with the additional draw down on the Line of Credit, the Company paid approximately $710,000 in debt issuance costs which have been capitalized and are being amortized over the term of the Line of Credit.  For the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, the Company amortized a total of $342,811, $33,100 and $375,911, respectively, of the debt issuance costs, related to the Line of Credit, as interest and financing costs in the accompanying consolidated statements of operations.

Principal maturities on total debt are scheduled to occur in the following years:

2009	$1,500,000
2010	-
2011	37,346,939
2012	19,707,990
Total principal owed	$58,554,929

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

Note 11 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine S.A.C, (“Ocean Marine”) a company controlled by certain officers of the Company and a Peruvian Corporation, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lump sum payment of $309,166, retroactive from September 15, 2006 to June 30, 2007, for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 through to August 12, 2009. Total consulting expenses incurred under this agreement totaled $469,379, $479,177 and $948,556 for the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, respectively.  The outstanding balance owed to Ocean Marine at December 31, 2008 was $191,141.

b)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in notes 6, 9, 10, 12, 14 and 18.

c)	As of December 31, 2008 and 2007, the Company has loans due to shareholders in the amount of $208,638.

d)	Certain officers of the Company were shareholders of Interpacific. See Note 17 for the transaction details.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 12 – Commitments and Contingencies

The Company entered into the following agreements:

a)
On June 22, 2007, the Company, Luis Goyzueta, David Clifton, Hiroshi Dejaeghere and Joy Clifton (Messrs. Goyzueta, Clifton, Dejaeghere and Clifton, together, the “Transferring Shareholders”) entered into an escrow agreement with U.S. Bank National Association, as the escrow agent, ARC Investment Partners, LLC, (“ARC”), Tapirdo Enterprises, LLC, (“Tapirdo”), and SGM Capital, LLC, (“SGM”), pursuant to which the Transferring Shareholders agreed to transfer (i) 3,000,000 shares of the Company’s common stock to ARC (ii) 2,000,000 shares of the Company’s common stock to Tapirdo and (iii) 1,000,000 shares of the Company’s common stock to SGM (collectively, the “Shares”) upon the Company entering into a financing transaction or series of transactions pursuant to which the Company plans to raise gross proceeds of at least $7.5 million. As a result of the closing of the $3 million financing on April 19, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of 40% of the shares. On July 10, 2007, the escrow agent transferred such shares. The value of the shares was $2,352,000 and has been recorded as debt issuance costs associated with the $3,000,000 convertible debenture. In addition as a result of the closing of the $30 million financing on September 12, 2007, ARC, Tapirdo and SGM were entitled to their respective portions of remaining 60% of the shares. The value of the shares was $1,800,000 and has been recorded as debt issuance costs associated with the $10,000,000 convertible debenture.

b)
On August 13, 2007, Pure Biofuels del Peru entered into a services agreement with Ocean Marine, whereby Ocean Marine agreed to render consulting, management and logistical support services with respect to executive office duties and responsibilities.  Pure Biofuels del Peru pays Ocean Marine $340,000 annually for these services.  The term of this agreement is from August 13, 2007 through August 12, 2009.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

c)
On September 4, 2007, the Company and each of our directors and officers, including our former Chairman of the Board of Directors, amended the Nonstatutory Stock Option Agreement (the “Plan”) entered into between each of them and the Company on June 11, 2007, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date that the board of directors approved the amendment and (2) provide that none of the options may be exercised before the date on which the Company obtain stockholder approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 93,750,000 shares to at least 250,000,000 shares.

d)
On September 12, 2007, a stockholders agreement (the “Stockholders Agreement”) was executed among Luis Goyzueta, Plainfield, and the Company. Under the Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause an individual designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined below) held by Plainfield to be elected as a director of the Company. He further agreed to retain his voting rights and to not sell, dispose of, or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Stockholders Agreement.

e)
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

During the year ended December 31, 2008, the Company entered into additional agreements with Plainfield. See Notes 6, 8, 9, 10 and 14 for a description of these agreements.

Leases
f)
On October 1, 2006, the Company entered into an office lease for the Company in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $6,013 for the first year. The monthly payment will increase by 3% annually until September 2009. The office lease contains certain rent escalation clauses over the life of the lease. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease.

g)
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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

For the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, the Company incurred lease expense in the amount of $91,428, $166,891 and $258,319, respectively.

The future minimum lease payments are as follows:

For the Year Ended	Amount
2009	$94,624
2010	86,938
2011	60,909
2012 and thereafter	-

Note 13– Stockholders’ Equity

Common Stock

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. On November 19, 2007, the stockholders approved an amendment to its articles of incorporation to increase the number of authorized common shares to 250,000,000 and to authorize 1,000,000 shares of preferred stock, par value $0.001.  On October 28, 2008, the stockholders’ approved an amendment to its articles of incorporation to increase the number of authorized common shares to 325,000,000.

On March 23, 2007, the Company completed a private placement of 303,009 units at $0.75 per unit for total proceeds of $227,257. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one common share in the capital of the Company for a period of one year at a price of $1.50 per share. The value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50; share price of $1.27; risk free interest rate of 4.69%; expected life of 1 year and volatility rate of 103%.

On April 25, 2007, the Company issued a total of 183,674 shares of common stock to the placement agent for the convertible promissory note discussed in Note 7. The shares were valued at $180,000 and have been capitalized as debt issuance costs and are being amortized over the term of the convertible promissory note. For the year ended December 31, 2007, the Company amortized $180,000, of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

In June 2007, the Company issued warrants to purchase 25,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $18,516 using the Black-Scholes option pricing model with the following assumptions: volatility of 92%; risk free interest rate of 5%; exercise price of $1.01; and an estimated term of 5 years. The fair value of the warrants has been included as consulting expense in the accompanying consolidated statements of operations.

In July 2007, the Company issued warrants to purchase 50,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $28,680 using the Black-Scholes option pricing model with the following assumptions: volatility of 98%; risk free interest rate of 5%; exercise price of $1.01; and an estimated term of 5 years. The fair value of the warrants has been included as consulting expense in the accompanying consolidated statements of operations.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

In July 2007, the Company issued warrants to purchase 15,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $4,626 using the Black-Scholes option pricing model with the following assumptions: volatility of 96%; risk free interest rate of 5%; exercise price of $0.80; and an estimated term of 5 years. The fair value of the warrants has been included as consulting expense in the accompanying consolidated statements of operations.

In August 2007, the Company issued warrants to purchase 15,000 shares of common stock pursuant to a consulting agreement. The Company valued these warrants at $3,136 using the Black-Scholes option pricing model with the following assumptions: volatility of 103%; risk free interest rate of 5%; exercise price of $0.51; and an estimated term of 5 years. The fair value of the warrants has been included as consulting expense in the accompanying consolidated statements of operations.

In addition, the Company also issued to the placement agent a total of 300,000 warrants to purchase shares of the Company’s common stock. The Company valued these warrants at $212,232 using the Black-Scholes option pricing model with the following assumptions: volatility of 92%; risk free interest rate of 5%; exercise price of $1.01; and an estimated term of 5 years. The fair value of the warrants has been capitalized as debt issuance cost and is being amortized over the term of the convertible promissory note. For the year ended December 31, 2007, the Company amortized $212,232 of the aforesaid debt issuance costs as other expense in the accompanying consolidated statements of operations.

In July 2007, the Maturity Date of the convertible promissory note was extended to October 19, 2007. As a result, the interest on the note was increased to 18% and 704,082 warrants were issued with an exercise price of $0.60, the trading price of the stock on the date the loan was extended. The Company valued warrants at $390,219 using the Black-Scholes option pricing model with the following assumptions: volatility of 99%; risk free interest rate of 5%; exercise price of $1.01; and an estimated term of 5 years. The fair value of the warrants has been included as other expense in the accompanying consolidated statements of operations.

In July and August 2007, the Company completed private placement offerings that resulted in the sale of an aggregate of 1,050,667 shares at $0.60 per share for gross proceeds of $630,000. These private placement offerings contained an obligation for the Company to register these shares on a registration statement with the SEC. If the Company fails to register these shares on a timely basis, it will be subject to liquidated damages of 1% per month for each month the shares are not registered. As of December 31, 2008, the Company has accrued $25,200 in liquidated damages associated with the issuance of these shares. In addition, in connection with these private placement offerings, the Company issued a total of 1,050,667 warrants to purchase shares of the Company’s common stock with an exercise price of $0.80 per share.

On September 12, 2007, the Company issued 11,000,000 shares in connection with a $10,000,000 Convertible Notes offering.

On September 12, 2007, the Company issued warrants to purchase 350,000 shares of common stock pursuant to consulting agreements. The Company valued these warrants at $75,136 using the Black-Scholes option pricing model with the following assumptions: volatility of 109%; risk free interest rate of 5%; exercise price of $0.50; and an estimated term of 1 year. The fair value of the warrants has been included as consulting expense in the accompanying consolidated statements of operations.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

During the fourth quarter of 2007, the Company issued a total of 650,000 shares of common stock valued at $408,750 in consideration for the lender under the loan agreement and administrative agent entering into the waiver agreement.

On January 15, 2008, the Company issued 15,000 shares for consulting services in accordance with the consulting agreement. The consulting services were valued $5,850 and have been included in professional fees in the accompanying consolidated statements of operations.

On January 18, 2008, the Company entered into a Complete Settlement and Release Agreement with Wharton and Wharton Capital Markets, LLC (together “Wharton”) pursuant to which the Company delivered to Wharton an aggregate of 186,435 shares of Common Stock in exchange for a $60,000 aggregate principal amount convertible promissory note and related accrued interest issued to Wharton by the Company on April 19, 2007, and in consideration of the complete settlement and release of any claims related to the April 18 Agreement.

On January 24, 2008, the Company issued warrants to purchase 2,289,272 shares of common stock pursuant to the Securities Purchase Agreement with Plainfield. The Company valued these warrants at $573,628 using the Black-Scholes option pricing model with the following assumptions: volatility of 102%; risk free interest rate of 2.9%; exercise price of $0.60 for 2,166,667 warrants and $0.01 for 122,605 warrants; and an estimated term of 3.5 years. The fair value of the warrants has been included as financing costs in the accompanying consolidated statements of operations.

On January 26, 2008, the Company issued 2,166,667 shares pursuant to the Merger Agreement of Interpacific Oil S.A.C. These shares were valued at $996,667. (See Note 17.)

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the conversion price of Plainfield’s convertible notes into the Company’s common stock from $0.60 to $0.30 per share. The difference in fair value between the value of the beneficial conversion feature at March 13, 2008 before the price was reset and the value of the beneficial conversion feature after the price was reset was $5,481,833. The aforesaid value was recorded as debt discount and is being amortized over the life of the note. The Company amortized $976,993 during the year ended December 31, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock form $0.60 to $0.30 per share. The difference in fair value between the value of the warrants at March 13, 2008 before the price was reset and the value of the warrants after the price was reset was $2,423,951. However, the maximum discount that could be applied to the convertible notes is $891,987. The aforesaid value was recorded as debt discount and is being amortized over the life of the note. The Company amortized $158,973 during the year ended December 31, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations. The Company also recorded as interest and financing costs of $87,818 related to the re-priced Plainfield warrants not recorded as discount.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period From May 10, 2006 (Date of Inception) to December 31, 2008

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company recorded $166,667 as a beneficial conversion feature. The value of the beneficial conversion feature was based on $5,000,000 of convertible debt, $0.31 market price of share, and $0.30 conversion price. The $166,667 was recorded as a debt discount and is being amortized over the life of the note. The Company amortized $28,612 during the year ended December 31, 2008 which is recorded as interest and financing costs in the accompanying consolidated statements of operations.

On August 5, 2008, the Company issued to Plainfield 78,033,765 shares of common stock for 59,227,517 Plainfield warrants, which were then cancelled. (See Note 14)

On August 8, 2008, the Company completed two private placements of shares of the Company’s common stock.  One private placement was for 1,428,572 shares and the other was for 14,285,715 shares.  The price per share was $0.35 for total gross proceeds of $5,500,000 for the two private placements.  The Company paid $385,000 as a placement fee and $27,500 in other expenses.

On September 8, 2008, the Company issued to YA Global Plainfield 938,776 shares of common stock for 1,408,164 YA Global warrants, which were then canceled. (See Note 14)

Stock Options

In 2006, the Company adopted the Stock Option and Award Plan (the “Plan”) initially reserving an aggregate of 18,000,000 shares of the Company’s common stock (the “Available Shares”) for issuance pursuant to the exercise of stock options. The shares reserved for issuance increased to 21,000,000 in April 2007, subject to stockholder approval which was obtained in November 2007.

The Plan provides for the granting at the discretion of the Board of Directors stock options, stock appreciation rights, stock awards, phantom stock, performance awards, and other stock-based awards. Participation in the Plan is open to all employees, officers, and directors of, and other individuals providing bona fide services to or for the Company.

The following is a summary of the option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2006	-
Granted	14,000,000	$0.60
Outstanding, December 31, 2007	14,000,000	$0.60
Granted	2,440,000	$0.60
Exercised	-	$-
Forfeited	(1,253,750)	$0.60
Outstanding, December 31, 2008	15,186,250	$0.60	8.59	-
Exercisable, December 31, 2008	9,167,500	$0.60	8.54	-

As the Company does not have sufficient historical experience to provide a sufficient basis to estimate the expected term for its options, the Company has used the simplified method for all options granted.

On June 11, 2007 and May 15, 2008, 14,000,000 options and 2,440,000 options, respectively, were granted and the fair value of these options were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	May 15, 2008	June 11, 2007
Expected life (years)	5	5
Risk-free interest rate	3.4%	5.0%
Expected volatility	110.0%	92.0%
Expected dividend yield	0.0%	0.0%

The weighted average grant-date fair value for the options granted on June 11, 2007 and May 15, 2008, were $0.13 and $0.48, respectively.

The Company recognized $2,363,216, $3,597,594 and $5,960,810 in share-based compensation expense for the years ended December 31, 2008 and 2007 and for the period from May 10, 2006 (date of inception) to December 31, 2008, respectively.

The compensation expense related to the unvested options as of December 31, 2008 is $3,508,966 which will be recognized over the weighted average period of 1.66 years

Note 14 – Warrants

On August 5, 2008, the Company and Plainfield entered into a warrant exchange agreement with Plainfield.  At the time of the agreement, Plainfield (A) was a holder of warrants to purchase (i) 59,104,912 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.30; and (ii) 122,605 shares of Common Stock at an exercise price of $0.01; and (B) had the right to acquire warrants to purchase 57,823,130 shares of Common Stock at an exercise price to be determined but not greater than $0.30 (the “Warrant Rights” and together with the warrants described in subclause (A), the “Warrants”). Plainfield and the Company consummated an exchange of the Warrants pursuant to the terms of the agreement. Plainfield exchanged all of the Warrants for 78,033,765 shares of Common Stock (the “Exchange Shares”). Upon issuance of the Exchange Shares to Plainfield, the Warrants were rendered null and void and of no further force or effect.  The Company calculated the value of the shares and the value of the warrants on the exchange date with the difference of $9,167,050 being reflected in the interest and financing costs in the accompanying consolidated statements of operations.

On September 8, 2008, the Company entered into a warrant exchange agreement with YA Global Investments, L.P. (“YA Global”).  Pursuant to the agreement, YA Global as holder of (i) Warrant No.: PBOF-1-1 to purchase 704,082 shares of Common Stock at an exercise price of $0.98 and (ii) Warrant No.: PBOF-1-2 to purchase 704,082 shares of Common Stock at an exercise price of $0.98, exchanged all of the Warrants for 938,776 shares of the Company’s Common Stock. Upon issuance of the Common Stock to YA Global, the Warrants were rendered null and void and of no further force or effect.  The Company calculated the value of the shares and the value of the warrants on the exchange date with the difference of $43,678 being reflected in the interest and financing costs in the accompanying consolidated statements of operations.

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2007	60,303,581	$0.61
Granted	12,289,271	$0.30
Exercised	-	$-
Exchanged	(60,635,681)	$0.31
Forfeited	(151,505)	$1.50
Outstanding, December 31, 2008	11,805,666	$0.39	6.41
Exercisable	11,805,666	$0.39	6.41

Note 15 – Income Taxes

Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has incurred losses for U.S. income tax purposes of approximately $8,433,000 which can be used to offset future years’ taxable income and these losses expire in the year ending 2026 for federal income tax purposes and in the year ending 2016 for state income purposes. The Company’s subsidiaries, Peru SAC and Palma SAC, have combined tax losses of approximately $12,800,000 to offset future years’ taxable income earned in Peru expiring in fiscal year 2011. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $4,737,113.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 are as follows:

	U.S.	Peru	Argentina		Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$3,561,640	$3,839,979	$		$7,401,619
Deferred tax assets, net	3,561,640	3,839,979			7,401,619
Valuation allowance	(3,561,640)	(3,839,979)			(7,401,619)
Net deferred tax assets	$-	$-		$-	$-

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 are as follows:

	U.S.	Peru	Argentina	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,523,333	$1,052,033	$89,140	$2,664,506
Deferred tax assets, net	1,523,333	1,052,033	89,140	2,664,506
Valuation allowance	(1,523,333)	(1,052,033)	(89,140)	(2,664,506)
Net deferred tax assets	$-	$-	$-	$-

A reconciliation of the statutory income tax rate and the effective income tax rate for the year ended December 31, 2008 and 2007 is as follows:

	December 31,		December 31,
	2008		2007
Statutory federal income tax rate	(0.34	) %	(0.34)%
State income taxes (benefit), net of federal taxes	(0.09)		(0.09)
Difference in foreign rate	0.05		0.02
Change in derivative liabilities	-		(0.10)
Non-cash financing costs	0.18		0.30
Stock-based compensation	0.03		0.07
Non-cash foreign currency transaction loss	0.03		-
Other	-		0.01
Valuation allowance	0.14		0.13
Effective income tax rate	-%		-%

Note 16 – Segmented Information

The Company’s operations are conducted in three reportable segments, U.S., Peru and Argentina. The net loss and net identifiable assets by reportable segments are as follows:

As of Decmeber 31, 2008
	United States	Peru	Argentina	Total
Interest and financing costs	$16,227,482	$2,127,950	$-	$18,355,432
Net loss	$20,806,470	$13,276,729	$227,943	$34,311,142
Property, plant and equipment	$-	$37,533,827	$12,595	$37,546,422
Total Assets	$3,074,887	$55,107,651	$105,337	$58,287,875

As of December 31, 2007
	United States	Peru	Argentina	Total
Interest and financing costs	$16,159,117	$43,155	$4,133	$16,206,405
Net loss	$17,665,601	$2,882,343	$254,681	$20,802,625
Property, plant and equipment	$-	$15,827,779	$15,119	$15,842,898
Total Assets	$2,235,458	$26,336,863	$98,374	$28,670,695

Note 17 – Acquisitions

Inmobiliaria Alpha S.A.C.

On December 20, 2007, the Company, Palma Industrial S.A.C., Inmobiliaria Alpha S.A.C., a Peruvian corporation (“Alpha”), and certain stockholders of Alpha entered into an Agreement and Plan of Merger, pursuant to which Palma Industrial would acquire all of the outstanding capital stock of Alpha, with Palma Industrial continuing as the surviving corporation. Of the total acquisition price of $3,850,000, as of December 31, 2007, approximately $200,000 had been provided to Alpha for as a non-refundable deposit on this acquisition.  This agreement expired on March 31, 2008 and the Company was not able to negotiate an extension in favorable terms. Therefore, the deposit to guarantee the acquisition has been charged to operations and included in the consolidated statements operations for the year ended December 31, 2008.

Interpacific Oil S.A.C.

Pursuant to the Merger Agreement (See Note 1), the outstanding capital stock of Interpacific was converted into the right to receive merger consideration payable beginning 90 days after the closing of the transaction, subject to certain performance-based adjustments described below and consisting of the following: (i) up to $6,300,000 payable with (A) $700,000 in cash, and (B) (i) up to 9,333,333 shares of common stock, par value $0.001, of the Company and (ii) a five year warrant to purchase up to 2,925,000 shares of common stock, at an exercise price of $0.47 per share. The shareholders of Interpacific included Luis Goyzueta and Alberto Pinto, the Chief Executive Officer and Chief Operating Officer of the Company, respectively.

The $700,000 cash consideration and 2,166,667 shares of the stock consideration valued at $996,667 were payable 90 days after the closing.  The remainder of the stock consideration and the warrant consideration (“additional purchase price”) shall be contingent upon review and confirmation from an accounting firm agreed upon by the parties to the Merger Agreement that revenue in accordance with U.S. generally accepted accounting practices for the operations of Interpacific for the 90-day period beginning on the Closing Date exceeds $3,900,000. If the revenue is less than $3,900,000, then the additional stock consideration and warrant consideration shall each be proportionately reduced. In addition, if the revenue is less than $3,900,000, then Interpacific shall have the option of measuring the revenue for an additional 90-day period and can elect to be paid the additional stock consideration and warrant consideration based solely on the second 90-day period.  As of December 31, 2007, the Company had paid total cash consideration of $700,000 and had recorded a shareholder payable for the stock consideration in the amount of $996,667. The stock was issued on January 26, 2008, pursuant to an amendment to the Merger Agreement executed on January 23, 2008.

On November 21, 2008, the Board of Directors established a special committee of the Board (“Special Committee”) to exercise the authority of the Board of Directors for the purpose of reviewing, considering, evaluating and approving the remaining purchase price of $5,600,000 and the granting of 2,925,000 five year warrants to the shareholders of Interpacific Oil S.A.C. relating to the Merger Agreement. The Special Committee determined through a resolution that the Company has an obligation to pay the shareholders of Interpacific Oil S.A.C. $5,600,000 and to grant 2,925,000 five year warrants to purchase the Company’s common stock at an exercise price of $0.30.  This resolution is intended to replace the additional purchase price discussed above.

At December 31, 2008, the fair value of the warrants was $140,061 which was determined by using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 5 years; (2) volatility of 123%; (3) risk free interest rate of 1.55% and (4) dividend rate of 0%.

As a result of the resolution by the Special Committee, the Company has a verbal understanding with the previous shareholders of Interpacific on the additional purchase price as discussed above. As of December 31, 2008, in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 5, “Accounting for Contingencies, the Company has recognized additional goodwill and a liability of $5,740,061 for the additional purchase price.

Note 18 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

			For the period
	For the	For the	from May 10, 2006
	Year Ended	Year Ended	(date of inception)
	December 31,	December 31,	To December 31,
	2008	2007	2008
Interest paid	$754,473	$790,807	$1,545,280
Income taxes paid	$800	$-	$800

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

			For the period
	For the	For the	from May 10, 2006
	Year Ended	Year Ended	(date of inception)
	December 31,	December 31,	to Decembe 31,
	2008	2007	2008
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$-	$4,152,000	$4,152,000
Issuance of common stock with convertible debenture	$-	$5,500,000	$5,500,000
Issuance of warrants with convertible debenture	$-	$507,647	$507,647
Issuance of warrants for debt extension	$-	$390,219	$390,219
Issuance of warrants for consulting services	$-	$-	$18,516
Issuance of common stock for debt issuance costs	$-	$180,000	$180,000
Issuance of warrants for debt issuance costs	$-	$212,232	$212,232
Issuance of convertible promissory note for debt issuance costs	$60,000	$60,000	$120,000
Issuance of common stock for financing costs	$-	$408,750	$408,750
Increase in accrued liability related to Interpacific Merger	$-	$932,104	$932,104
Issuance of shares for purchase of Interpacific Oil S.A.C.	$996,667	$-	$996,667
Issuance of convertible promissory note for interest payable	$4,707,990	$-	$4,707,990
Issuance of warrants as part of financing agreement	$1,320,169	$-	$1,320,169
Capitalize interest on construction in progress	$2,607,294	$443,475	$3,050,769
Issuance of common stock for convertible debt	$106,267	$-	$106,267
Debt discounts on repricing of warrants	$891,987	$-	$891,987
Debt discounts on repricing of convertible debenture	$5,481,833	$-	$5,481,833
Beneficial conversion feature on issuance of convertible debt	$166,667	$-	$166,667
Issuance of shares for services	$5,850	$-	$5,850
Exchange of warrants for shares of common stock	$9,210,728	$-	$9,210,728
Accrued liability for Interpacific Oil S.A.C. purchase price	$5,740,061	$-	$5,740,061

Note 19 – Subsequent Events

FDS Short-Term Note

As discussed in Note 6, the Company borrowed from FDS $1,000,000 on December 4, 2008 with a maturity date of January 15, 2009.  By the maturity date, the Company did not pay the required principal payment of $1,000,000, and as such, the Company will issue 26,666,666 additional warrants and will convert the FDS Note into a three month term loan with an interest rate of 15% per annum.

Plainfield Short-Term Note

As discussed in Note 6, the Company borrowed from Plainfield $500,000 on December 4, 2008 with a maturity date of January 15, 2009. By the maturity date, the Company did not pay required principal payment of $500,000, and as such, the Company will issue 13,333,333 additional warrants and will convert the Plainfield Note into a three month term loan with an interest rate of 15% per annum.

Third Amendment to Plainfield Securities Purchase Agreement

On March 10, 2009, the Company and Plainfield entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”).

Under the Third Amendment, Article II of the Agreement was amended to provide for Plainfield’s purchase from the Company (a) on March 10, 2009, $1,283,214 in aggregate principal amount of additional notes (“2009 Additional Notes”) for a purchase price of $1,283,214, (b) on a date mutually agreed upon, $1,200,000 in aggregate principal amount of additional notes (“Second 2009 Additional Notes”) for a purchase price of $1,200,000 and (c) on April 1, 2009 or on such other date as mutually agreed upon, $313,559 in aggregate principal amount of additional notes (“April 2009 Additional Notes”) for a purchase price of $313,559 (all additional Notes issued pursuant to the Third Amendment collectively, the “2009 Additional Notes”).

Pursuant to the Third Amendment, the Company issued to Plainfield 10%/12% Senior Convertible PIK Notes (“2009 Notes”) in the amount of $1,283,214 due September 12, 2012.  The Company may pay the interest in cash or by issuing additional notes.  The interest rate for the 2009 Notes is 10% if the Company pays the interest in cash and 12% if the Company issues additional notes. The Company shall make the first interest payment on the 2009 Notes by issuing additional notes.  The Company will pay interest on the 2009 Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2009.  The “2009 Notes” are convertible into shares of common stock at $0.04 per share.

The Third Amendment provided for certain conditions precedent to Plainfield’s obligations to purchase the 2009 Additional Notes, including:

On or prior to April 30, 2009 (or June 30, 2009 in the event that the Securities and Exchange Commission elects to review the proxy statement or information statement relating to such amendment), the Company shall have amended its articles of incorporation to increase the number of shares of common stock authorized by the Company such that after giving effect to the amendment, the authorized capital stock of the Company will be sufficient to allow the issuance of all shares of common stock upon the conversion of the Notes; and

On or prior to the Second 2009 Additional Notes closing date, the Company shall obtain a performance bond (for terminal operations) up to the amount of $2,500,000 bond from the relevant Peruvian authorities.

Bank Financing

The Company is currently in negotiations with Banco Internacional del Perú S.A.A. (“Interbank”) to obtain long term financing through a sale-leaseback arrangement.  The Company received a term sheet which includes, but is not limited, to the following provisions:

•	Principal amount of $43,000,000.
•	Term of 72 months with interest only payments for the first 12 months.
•	Fixed interest rate which will be determined once the contracts are drafted.
•	Loan fees of 1.6% of the principal amount.
•	At the end of the life of the loan, the Company will exercise its purchase option of 0.5% of the loan.
•	Maintain a reserve account which will become effective after the first year and it will hold the next 6 months’ worth of principal and interest payments throughout remaining life of the loan.
•	Maintain a working capital account of $15,000,000 as an equity placement on the Company, and it will be managed by a controller to be determined by Interbank.
•	Maintain certain financial and performance ratios that form part of the covenants to be included in the contracts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company is in the process of complying with SOX 404 during 2009 and will be implementing additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our Company as of March 31, 2009. All directors of our Company and our subsidiaries hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Luis Goyzueta	Chief Executive Officer and Director	33	July 26, 2006
C. Wendell Tewell	Chairman and Director	61	March 18, 2008
Gustavo Goyzueta	Chief Financial Officer	29	October 20, 2006
Steve Magami	Director	32	February 6, 2007
Alberto Pinto	Chief Operating Officer,Director, and President	42	November 21, 2006
Laurence Charney	Director	61	October 28, 2008

Luis Goyzueta was appointed Chief Executive Officer of our Company on July 26, 2006, and has been a Director of our Company since September 15, 2006. Mr. Goyzueta was a director of Urex Energy Corp., a Nevada corporation, whose business primarily includes the acquisition and exploration of uranium mining properties, from August 31, 2005 to December 14, 2006. Prior to this, Mr. Goyzueta had over nine years experience working as an executive with natural resource companies in Peru, including Minera Inka Sol. Also, from January 2000 to August 2006, he was the General Manager of Interpacific Oil. S.A.C, in which the company was merged with Pure Biofuels del Peru. In addition, from January 1998 to January 2005, Mr. Goyzueta was a director of Compañia Minera Mória, a privately held mining company in Peru, and, from January 2002 to January 2005, Oiltech S.A.C., a petrochemical distributor. Mr. Goyzueta obtained a degree in Economics and Finance from Bentley College in Boston, Massachusetts.

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

Gustavo Goyzueta was appointed Chief Financial Officer of our Company on October 20, 2006. Mr. Goyzueta served as a Director of our Company from November 21, 2006 until February 6, 2007. In addition, Mr. Goyzueta has held manager positions with Oiltech S.A.C. and Software S.A. from 2000 to 2006. While working for these companies, he conducted investment analysis, negotiated terms, coordinated treasury functions and capital budgeting. Mr. Goyzueta obtained a B.S. in Finance from Bentley College in Boston, Massachusetts.

Steve Magami  has been a Director of our Company since February 6, 2007. Mr. Magami held the position of Chief Strategy Officer from February 6, 2007 until May 11, 2007 and served as President of our Company from May 11, 2007 until June 1, 2008.  Since 2006, Mr. Magami has been a Partner of ARC Investment Partners, LLC, a Los Angeles-based private equity firm. In addition, from November 2007 Mr. Magami has served as the Chairman of the Board of Stratos Renewables Corporation. Mr. Magami has led a career as a private equity investor and operations executive, focused on the alternative energy and financial services industries. Mr. Magami’s experience in the biodiesel industry is extensive having both covered the industry as a private equity investor and served as an Officer of Safe Renewables, where he headed business and corporate development. From 2000 until 2006, Mr. Magami was Principal of Lovell Minnick Partners, a private equity firm managing $350 million of assets.

Alberto Pinto was elected President of our Company on July 9, 2008 and has served as Chief Operating Officer and a Director of our Company since November 21, 2006. Mr. Pinto has over 19 years of experience in the oil and shipping industries. He is the founder of a number of leading shipping and commodity trading companies in Peru, including Orion del Pacifico S.A.C., Trimarine Corporation S.A. and Interpacific Oil S.A.C. Mr. Pinto serves as the President of Ocean Marine S.A.C., a leading shipping and oil and gas products distribution company based in Peru since 1998, where he is responsible for the development of the company. Mr. Pinto obtained a Bachelors degree in Business Administration and a Masters in Business Administration from the Boston University School of Management in 1989.

Laurence Charney was appointed as a Director of our Company on October 28, 2008, as Plainfield Special Situations Master Fund Limited’s designee pursuant to an arrangement under a securities purchase agreement, dated September 12, 2007, by and among our Company, Plainfield Special Situations Master Fund Limited, Plainfield Peru I LLC, and Plainfield Peru II LLC.Mr. Charney has been a director of Marvel Entertainment, Inc. from July 10, 2007 to date. He is currently a paid advisor to Plainfield. Mr. Charney retired from his position as a Partner of Ernst & Young LLP in 2007, having served that firm for over thirty-five years. At Ernst & Young, Mr. Charney most recently served as the Americas Director of Conflict Management. In that role he had oversight and responsibility in ensuring compliance with global and local conflict of interest policies for client and engagement acceptance across all service lines. Mr. Charney previously served as an audit partner from 1982, with responsibility for coordinating audit engagements for clients in various industries.

Family Relationships

Other than as listed below, there are no family relationships between any of our directors and executive officers.

Luis Goyzueta, our chief executive officer and a director of our Company, is brother to Gustavo Goyzueta, our chief financial officer.

Board and Committee Meetings

Board Meetings

Our board of directors held 8 formal meetings during the year ended December 31, 2008.  Each Director attended at least 75% of the meetings of the Board of Directors and the Board Committees of which he was a member.

Board Nomination Process

There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.

Compensation Committee

The Compensation Committee is composed of Messrs. Charney (Chairman) and Tewell.  The Board of Directors has determined that Messrs. Charney and Tewell are “independent directors” under the Marketplace Rules of the NASDAQ Stock Market as well as the independence standards adopted by the Board of Directors.  The Compensation Committee’s purpose is to discharge the responsibilities of the Board of Directors relating to the compensation of the Company’s executive officers.  The Compensation Committee has the authority to retain, at the expense of the Company, such outside counsel, experts, and other advisors as it determines appropriate to assist it in the full performance of its functions, including sole authority to retain and terminate any compensation consultant used to assist the Compensation Committee.

Audit Committee

The Audit Committee is composed of Messrs. Charney (Chairman) and Tewell. The Board of Directors has determined that Messrs. Charney and Tewell are “independent directors” under the Marketplace Rules of the NASDAQ Stock Market as well as the independence standards adopted by the Board of Directors and also meet the requirements set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined that Mr. Charney qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K in the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC.  Based solely upon the Company’s review of the information received, the Company believes that, during the year ended December 31, 2008, all persons complied with such filing requirements on a timely basis.

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

Our Code of Business Conduct and Ethics was filed with the SEC on April 29, 2005 as Exhibit 14.1 to our Annual Report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pure Biofuels Corp., 701 Brazos Street, Suite 1050, Austin, TX 78707.

Item 11. Executive Compensation

The following table sets forth information in respect of the compensation of the Principal Executive Officer, and our three most highly compensated executive officers who were serving as executive officers as of December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (10)		All Other Compensation ($)	Total ($)
Luis Goyzueta (1) (2)	2007	250,000	-	899,398	(3)	-	1,149,398
Chief Executive Officer and Director	2008	250,000		590,637			840,637
Steven Magami(4)	2007	200,000	50,000	449,699	(5)	-	699,699
Director and former President	2008	83,333	133,356	295,318			512,007
Gustavo Goyzueta(6)	2007	150,000	-	899,398	(7)	-	1,049,398
Chief Financial Officer	2008	150,000		590,637			740,637
Alberto Pinto(8)	2007	180,000	-	899,398	(9)	-	1,079,398
President	2008	180,000		590,637			770,637

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

(4)         Mr. Magami has been a director of our Company since February 6, 2007. Mr. Magami was the President of our Company from May 11, 2007 until June 1, 2008.

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

(8)         Mr. Pinto became the President of our Company on July 9, 2008.  He was appointed Chief Operating Officer and a director of our Company on November 21, 2006.

(9)        On June 11, 2007, Mr. Pinto was granted options to purchase 3,500,000 shares of our common stock. The options have an exercise price of $0.60.

(10)        The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2007 related to stock option awards to directors, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements. 25% of the options granted to directors in 2007 vested immediately and 12.5% of the options granted vested on the 6 month anniversary of June 11, 2007, the Grant Date.

Compensation Arrangements

Luis Goyzueta

On June 11, 2007, our Company’s Board of Directors approved a compensation arrangement for Luis Goyzueta. Under this arrangement, Mr. Goyzueta receives a salary of $250,000 per year, of which $120,000 is paid pursuant to an employment agreement with Pure Biofuels del Peru S.A.C. dated September 1, 2006, and an additional $130,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and Ocean Marine S.A.C. (“OM”) dated August 6, 2007. The compensation arrangement is retroactive to September 15, 2006. During the year ended December 31, 2008, we paid $840,637 to Mr. Goyzueta.  During the year ended December 31, 2007, we paid $1,149,398 to Mr. Goyzueta. During the year ended December 31, 2006, we paid $270,000 to Mr. Goyzueta.

Steve Magami

On June 22, 2007, we entered into an employment agreement with Mr. Magami, our former President. The employment agreement provided for, among other things, a salary of $100,000 per year effective as of May 11 2007, the date Mr. Magami became President, plus a bonus in the amount of up to 150% of the salary subject to the Company’s board of directors approval, and a one year term renewable automatically each year for successive one year terms. The employment agreement acknowledged that Mr. Magami had been accruing the $100,000 per year salary since February 6, 2007, the date he became a director of our Company.  If the Company terminated Mr. Magami without cause, other than due to death, permanent disability or nonrenewal of the employment agreement, Mr. Magami would have received (1) accrued but unpaid base salary and bonus, and reimbursable business expenses; and (2) payment equivalent to base salary for one year. In addition, if a change of control had occurred before Mr. Magami’s resignation, Mr. Magami would have been entitled to 100% acceleration of any unvested stock options. On September 12, 2007, the Company and Mr. Magami entered into an amendment to the employment agreement dated June 22, 2007, pursuant to which Mr. Magami’s salary was increased from $100,000 per year to $200,000 per year. During the year ended December 31, 2007, we paid total compensation of $699,699 to Mr. Magami. On June 1, 2008 we entered into an agreement with Mr. Magami pursuant to which Mr. Magami resigned his position as President of the Company effective June 1, 2008. The Company agreed to pay severance compensation equal to $133,356 payable over a six month period and acknowledged that Mr. Magami had been awarded 1,750,000 nonstatutory stock options from the Company subject to and conditioned upon the terms of the Nonstatutory Stock Option Agreement dated June 11, 2007. The parties agreed that Mr. Magami will be entitled to exercise these stock options as stated and established in the aforementioned Nonstatutory Stock Option Agreement.  During the year ended December 31, 2008, we paid $512,007 to Mr. Magami.

Gustavo Goyzueta

On June 11, 2007, the Company’s Board of Directors approved a compensation arrangement for Gustavo Goyzueta, our Chief Financial Officer. Under this arrangement, Mr. Goyzueta receives a salary of $150,000 per year, of which $60,000 is paid pursuant to an employment agreement with Pure Biofuels del Peru, dated September 1, 2006, and an additional $90,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and OM, dated August 6, 2007. The compensation arrangement is retroactive to September 15, 2006. During the year ended December 31, 2008, we paid $740,637 to Mr. Goyzueta.  During the year ended December 31, 2007, we paid $1,049,398 to Mr. Goyzueta. During the year ended December 31, 2006, we paid $37,500 to Mr. Goyzueta.

Alberto Pinto

On June 11, 2007, the Company’s Board of Directors approved a compensation arrangement for Alberto Pinto, our Chief Operating Officer. Under this arrangement, Mr. Pinto will receive a salary of $180,000 per year, of which $60,000 will be paid pursuant to an employment agreement to be entered into with Pure Biofuels del Peru, and an additional $120,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and OM, dated August 6, 2007. This compensation shall be payable retroactive to September 15, 2006. During the year ended December 31, 2008, we paid $770,637 to Mr. Pinto. During the year ended December 31, 2007, we paid $1,079,398 to Mr. Pinto. During the year ended December 31, 2006, we paid $45,000 to Mr. Pinto.

On August 13, 2007, we entered into the above-referenced services agreement with OM. Luis Goyzueta, Alberto Pinto and Gustavo Goyzueta are affiliates of OM.

Potential Payments Upon Termination or Change in Control

Pursuant to the Severance Agreement entered into with Mr. Magami on June 1, 2008, pursuant to which Mr. Magami resigned his position as President of the Company, the Company acknowledged that Mr. Magami had been awarded 1,750,000 nonstatutory stock options from the Company subject to and conditioned upon the terms of the Nonstatutory Stock Option Agreement dated June 11, 2007. The parties agreed that Mr. Magami will be entitled to exercise these stock options as stated and established in the aforementioned Nonstatutory Stock Option Agreement.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised options, options that have not vested and equity incentive plan awards for our named executive officers:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Luis Goyzueta (1) (2) Chief Executive Officer and Director	2,187,500	1,312,500	1,312,500	0.60	06/11/2017
Steve Magami(1) (3) Director and former President	1,750,000	1,093,750	1,093,750	0.60	06/11/2017
Gustavo Goyzueta (1) (4) Chief Financial Officer	2,187,500	1,312,500	1,312,500	0.60	06/11/2017
Alberto Pinto (1) (5) Chief Operating Officer	2,187,500	1,312,500	1,312,500	0.60	06/11/2017
Total	8,312,500	5,031,250	5,031,250

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

Director Compensation

The following table provides compensation information for persons who served on our board of directors in 2008, except for Messrs. Luis Goyzueta, Steven Magami and Alberto Pinto. Compensation received by Messrs. Goyzueta, Magami and Pinto is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Eric Reehl(2)	-	-	-

C. Wendell Tewell(3)	-	-	-

Adam Roseman (4)	-	73,830	73,830

Laurence N. Charney(5)	-	-	-

(1)         The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2008 related to stock option awards to directors, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements. 25% of the options granted to directors in 2007 vested immediately and 12.5% of the options granted vest on each 6 month anniversary of June 11, 2007, the Grant Date.

(2)         Mr. Reehl served as a director of our Company from September 12, 2007 through September 29, 2008.

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

(5)         Mr. Charney became a director of our Company on October 28, 2008.

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 23, 2009, certain information with respect to the beneficial ownership of our Common Stock by (1) each person we know to own beneficially more than 5% of our Common Stock, (2) each person who is a director, (3) each of our named executive officers, and (4) all of our executive officers and directors as group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percentage of Class(1)
Luis Goyzueta (2) c/o Calle Los Euchariz 150 Dpto 201 Monterrico, Surco Lima 33, Peru	6,190,490	3.5

Steven Magami (3) c/o ARC Investment Partners LLC 9440 Little Santa Monica Blvd. Suite 401 Beverly Hills, CA 90210	2,443,750	1.4

Alberto Pinto (2) Calle Bolivar 402, Of 301 Miraflores, Lima, Peru	4,791,833	2.7

Gustavo Goyzueta (2) Av. La Merced 810 Surco, Lima, Peru	3,689,000	2.1

Laurence N. Charney c/o Plainfield Asset Management LLC 55 Railroad Avenue Greenwich, CT 06830	__	__

C. Wendell Tewell c/o Plainfield Asset Management LLC 55 Railroad Avenue Greenwich, CT 06830	__	__

Plainfield Asset Management LLC (4) 55 Railroad Avenue Greenwich, CT 06830	234,305,888	73.9

All current Directors and Executive Officers as a Group (6 persons)(5)	17,115,073	9.8

 (1)          Based on 172,374,699 shares of common stock issued and outstanding as of March 23, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)          Includes 2,187,500 vested but unexercised options.

(3)          1,350,000 shares are owned by SGM Capital, LLC, for which Mr. Magami serves as managing member and has investing and dispositive control. The remaining 1,093,750 shares are vested but unexercised options.

(4)          These shares are owned directly by Plainfield Peru II LLC, a Delaware limited liability company, and indirectly by Plainfield Special Situations Master Fund Limited, Plainfield Asset Management LLC and Max Holmes. Plainfield Special Situations Master Fund Limited, a Cayman Islands exempted company, is the sole member of Plainfield Peru II LLC. Plainfield Asset Management LLC, a Delaware limited liability company, is the manager of Plainfield Special Situations Master Fund Limited. Max Holmes, an individual, is the chief investment officer of Plainfield Asset Management LLC. Each of Plainfield Asset Management LLC and Max Holmes disclaims beneficial ownership of all such shares. Includes 127,955,457 shares issuable upon conversion of the convertible notes owned by Plainfield Peru I LLC, a Delaware limited liability company and a wholly-owned subsidiary of Plainfield Special Situations Master Fund Limited, and 16,666,666 shares issuable upon exercise of warrants owned by Plainfield Peru II LLC.

(5)          Includes 7,656,250 vested but unexercised options.

Changes in Control

As of March 23, 2009, Plainfield and its affiliates currently own 89,683,765 shares of the Company’s common stock; (2) warrants exercisable into 16,666,666 shares of the our common stock at an exercise price of approximately $0.30 per share, (3) $21,886,637 aggregate principal amount of notes convertible into 72,955,457 shares of our common stock at a conversion price of $0.30 and (4) $2,200,000 aggregate principal amount of notes convertible into 55,000,000 shares of our common stock at a conversion price of $0.04.  If Plainfield and its affiliates were to convert the warrants and the notes into shares of our common stock, they would own approximately 63.8% of our common stock on a fully diluted basis.

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

Interpacific Merger

On May 11, 2007, we entered into a binding letter of intent with Interpacific and its stockholders, Luis Goyzueta, Alberto Pinto and Patrick Orlando, which provides for the acquisition by us of either all the assets or all the capital stock of Interpacific. Each of Luis Goyzueta, Chief Executive Officer and director of our Company, and Alberto Pinto, Chief Operating Officer and director of our Company, are Interpacific Stockholders. The shares of common stock to be issued on behalf of the shares of Interpacific capital stock held by Luis Goyzueta will be issued to Luis Goyzueta’s father, Luis F. Goyzueta.

On December 4, 2007, our Company, Pure Biofuels del, Interpacific, and certain stockholders of Interpacific (the “Interpacific Stockholders”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pure Biofuels del Peru will acquire all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peru law.

Pursuant to the Merger Agreement, the outstanding capital stock of Interpacific was converted into the right to receive merger consideration (the “Merger Consideration”) payable beginning 90 days after the closing of the transaction, subject to certain performance-based adjustments described below and consisting of the following: (i) up to $6,300,000, payable with (A) Seven Hundred Thousand Dollars $700,000 in cash, certified or bank check or wire transfer of immediately available funds and (B) up to 9,333,333 shares of common stock and (ii) a five year warrant to purchase up to 2,925,000 shares of common stock, at an exercise price of $0.47.

The $700,000 cash consideration and 2,166,667 shares of the stock consideration valued at $996,667 were payable 90 days after the closing. The remainder of the stock consideration and the warrant consideration shall be contingent upon review and confirmation from an accounting firm agreed upon by the parties to the Merger Agreement that revenue in accordance with U.S. generally accepted accounting practices for the operations of Interpacific for the 90-day period beginning on the Closing Date exceeds $3,900,000. If the revenue is less than $3,900,000, then the additional stock consideration and warrant consideration shall each be proportionately reduced. In addition, if the revenue is less than $3,900,000, then Interpacific shall have the option of measuring the revenue for an additional 90-day period and can elect to be paid the additional stock consideration and warrant consideration based solely on the second 90-day period.

The Merger Agreement contains customary representations and warranties and covenants. The consummation of the transaction was conditioned, among other things, upon approval by the Interpacific Stockholders by the requisite vote under Peru law and Interpacific’s Articles of Incorporation and Bylaws, which vote has been obtained.

On January 23, 2008, our Company, Pure Biofuels del Peru, Interpacific and the Interpacific Stockholders entered into an amendment to the Merger Agreement (the “Amendment”). Pursuant to the Amendment, $700,000 cash consideration and 2,166,667 shares of common stock payable to the Interpacific Stockholders in consideration of the merger is payable within three days of the execution of the Amendment instead of 90 days after closing, as contemplated by the Merger Agreement.  We issued to shares to Interpacific on January 26, 2008.  To date, no other consideration has been paid pursuant to the Merger Agreement.

On November 21, 2008, the Board of Directors established a special committee (“Special Committee”) to exercise the authority of the Board of Directors for the purpose of reviewing, considering, evaluating and approving the remaining purchase price of $5,600,000 and the granting of 2,925,000 five year warrants to the stockholders of Interpacific Oil S.A.C. relating to the Merger Agreement. The Special Committee determined through a resolution that we have an obligation to pay the stockholders of Interpacific Oil S.A.C. $5,600,000 and to grant 2,925,000 five year warrants to purchase our common stock at an exercise price of $0.30.  This resolution is intended to replace the additional purchase price discussed above.

At December 31, 2008, the fair value of the warrants was $140,061 which was determined by using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 5 years; (2) volatility of 123%; (3) risk free interest rate of 1.55% and (4) dividend rate of 0%.

As a result of the resolution by the Special Committee, we have a verbal understanding with the previous stockholders of Interpacific on the additional purchase price as discussed above. As of December 31, 2008, in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 5, “Accounting for Contingencies”, we have recognized additional goodwill and a liability of $5,740,061 for the additional purchase price.

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

Plainfield Debt and Equity Transactions

After accounting for the transactions detailed below, Plainfield and its affiliates own:

•	89,683,765 shares of our common stock, or 52% of our issued and outstanding stock
•	Warrants exercisable into 16,666,666 shares of our common stock at an exercise price of approximately $0.30 per share
•	$21,886,637 aggregate principal amount of notes convertible into 72,955,457 shares of our common stock at a conversion price of $0.30 due on September 12, 2012
•	$2,200,000 aggregate principal amount of notes convertible into 55,000,000 shares of our common stock at a conversion price of $0.04 due on September 12, 2012
•	$37,346,939 aggregate principal amount due under the line of credit due January 12, 2011

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

Also on September 12, 2007, a stockholders agreement (the “Stockholders Agreement”) was executed among Luis Goyzueta, our Chief Executive Officer and a director, Plainfield and our Company. Under the Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause an individual designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined below) held by Plainfield to be elected as a director of our Company pursuant. He further agreed to retain his voting rights and to not sell, dispose of or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Stockholders Agreement.

On September 12, 2007, our Company entered into a securities purchase agreement (the “Purchase Agreement”), with PSSM and Plainfield, pursuant to which we agreed to sell to Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of our common stock. The Notes are convertible into 16,666,667 shares of our common stock at the option of the holder of Notes at any time after the Amendment Date upon which the we obtain stockholder approval to increase the number of authorized shares of our common stock from 93,750,000 to a number sufficient to support the issuance of the common stock underlying the Notes and the Warrants and on or prior to September 12, 2012, at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. We will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. Subject to the conversion rights set forth below, we are obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that we, at our option, may elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of our Company and rank equally in right of payment to our Company’s future senior indebtedness. The Notes also restrict the us and our subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions. Furthermore, our Company agreed to take all necessary actions to cause Erich Reehl to be elected as a director of the board of directors or our Company.

On September 12, 2007, in connection with the offering of the Securities, we also entered into a registration rights agreement with Plainfield (the “Plainfield Registration Rights Agreement”). Under the Registration Rights Agreement, we granted to Plainfield and its permitted transferees (the “Holders”) certain registration rights with respect to the Shares and the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants (collectively, with all shares paid, issued or distributed in respect of the Securities, the “Registrable Securities”). Pursuant to the Plainfield Registration Rights Agreement, the Holders of at least 20% of the Registrable Securities are entitled to request up to three demand registrations. In addition, we have agreed to use our commercially reasonable efforts to qualify for registration on a registration statement on Form S-3. After we have qualified for the use of Form S-3 or any comparable or successor form, the Holders of at least 25% of the Registrable Securities shall have the right, at least once in each 12-month period, to request a registration statement on Form S-3 covering the resale of the Registrable Securities. The Registration Rights Agreement also grants to the Holders certain piggyback registration rights.

On October 29, 2007, we entered into a Waiver and Agreement, or the Waiver Agreement, by and among us, Pure Biofuels del Peru, Palma Industrial, S.A.C. (“Palma Industrial”) (together with our Company, the “Borrowers”), the subsidiaries of the Borrowers and PSSM, as Administrative Agent. Pursuant to the Waiver Agreement, the Borrowers may incur loans under the Loan Agreement, in accordance with the terms of the Loan Agreement, notwithstanding certain Specified Defaults (as defined in the Waiver Agreement) until November 27, 2007.

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

On March 13, 2008, our Company entered into an agreement (the “Agreement”) by our Company, Pure Biofuels del Peru and Palma Industrial (together with our Company, the “Borrowers”), in favor of Plainfield. Pursuant to the Agreement, the Borrowers may draw down an additional $818,000 (the “Additional Loan”) under the Loan Agreement, dated as of September 12, 2007, by and between the Borrowers and Plainfield, as Lender and Administrative Agent.

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

On March 26, 2008, we entered into a first amendment to the Purchase Agreement (the “Amended Purchase Agreement”) with Plainfield. The Amended Purchase Agreement amends the Purchase Agreement, pursuant to which we agreed to sell to Plainfield the Shares, (ii) $10,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012 (the “Original Notes”), and (iii) the Warrants to purchase up to 56,938,245 shares of common stock. Pursuant to the Amended Purchase Agreement, we agreed to sell to Plainfield $5,000,000 aggregate principal amount of our 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Additional Notes”, and, together with the Original Notes, the “Notes”). The terms of the Additional Notes are substantially the same as the Original Notes except for the conversion price as described below. The sale of the Additional Notes is exempt from registration pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended. In connection with the sale of the Additional Notes, we incurred various agent and investment banking fees in the aggregate amount of $250,000.

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

We will pay interest on the Additional Notes semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2008. Subject to the conversion rights set forth below, we are obligated to pay 100% of the principal amount of the Additional Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that we may, at our option, may elect to pay interest on the Additional Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest Notes”). The first payment of interest shall be paid in PIK Interest Notes.

The Additional Notes are senior unsecured obligations of our Company and rank equally in right of payment to our Company’s future senior indebtedness. The Additional Notes also restrict us and our subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

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

On March 26, 2008, an amended and restated stockholders agreement (the “Amended Stockholders Agreement”) was executed among Luis Goyzueta, our chief executive officer and a director, LLCI, LLC II, (LLCII and together with LLCI, “Plainfield”), and our Company. The Amended Stockholders Agreement amends and restates in its entirety the stockholders agreement, dated as of September 12, 2007, by and among Mr. Goyzueta, Plainfield and our Company. Under the Amended Stockholders Agreement, Mr. Goyzueta agreed to vote or take any such other action as may be reasonably requested to cause up to a total of three individuals designated by Plainfield or any permitted transferee of more than 50% of the Notes (as defined above) held by Plainfield to be elected to our Company’s Board of Directors ( each, a “Plainfield Director”). He further agreed to retain his voting rights and to not sell, dispose of or otherwise transfer record or beneficial ownership of any common stock unless the transferee agrees to abide by the terms of the Amended Stockholders Agreement. In addition, Mr. Goyzueta agreed to vote, and we agreed to take all necessary or desirable actions, as are necessary to prevent the removal, without cause, of a Plainfield Director without the prior written consent of Plainfield or any permitted transferee of more than 50% of the Notes held by Plainfield. If the position of any Plainfield Director becomes vacant for any reason, Mr. Goyzueta will vote, and we will take all necessary or desirable actions, as are necessary to immediately cause an alternative Plainfield Director to be elected to our Board of Directors.

On April 18, 2008, we, as Guarantor, entered into a Second Amendment to Loan Documents (the “Amendment”) with Pure Biofuels del Peru and Palma Industrial (the “Borrowers”), PSSM, as the Lender and Administrative Agent and the other credit parties thereto. The Amendment amends the loan agreement Loan Agreement and certain related documents (together with the Loan Agreement, the “Loan Documents”) entered into by us, the Borrowers and Plainfield on September 12, 2007 as amended by an amendment executed on March 13, 2008.

Pursuant to the terms of the Amendment, available borrowings under the Loan Agreement were increased by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement is $37,346,939. Prior to the execution of the Amendment, we had borrowed $20,000,000 under the Loan Agreement. On April 18, 2008, April 28, 2008, May 7, 2008 and May 19, 2008, we borrowed an additional $4,413,265, $4,120,746, $3,437,075 and $5,375,853, respectively.

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

Under the terms of the Amendment, our Company and the Borrowers agreed to (1) implement a trust arrangement with respect to the Collateral (as defined in the Loan Agreement) within 120 days of the effective date of the Amendment, (2) if requested by Plainfield and/or  LLCI and LLCII, (collectively, the “Purchaser”), recapitalize the debt and equity structure of the Borrowers and the other Credit Parties (as defined in the Loan Agreement) in order to cause the reduction of the amount outstanding under the Convertible Notes (as defined in the Loan Agreement), including, if requested by the Purchaser and/or Plainfield, any collateral secured pursuant to the Convertible Note Documents (as defined in the Loan Agreement) and/or the Amendment) and an increase in the amount outstanding under the Loans in a manner satisfactory to the Administrative Agent within 90 days of such request, (3) if requested by Plainfield and/or the Purchaser, have our Company issue warrants to Plainfield to purchase an amount of shares of our common stock in an amount when exercised equal to $17,346,939 divided by an exercise price per share of our common stock to be determined but no greater than $0.30 (the “Warrant Issuance”) and in connection with the Warrant Issuance there will be grants of certain equity to management based on performance measures to be mutually agreed upon by us and Plainfield within 90 days of such request, and (4) amend the our Company’s articles of incorporation to increase its authorized common stock in an amount sufficient to support the issuance of the common stock underlying the Warrant Issuance (the “Stock Authorization Amendment”) within 90 days of such request (or 120 days if the Securities and Exchange Commission reviews the preliminary proxy filed in connection therewith).

On August 5, 2008, our Company and Plainfield entered into a Warrant Exchange Agreement (the “Agreement”). Plainfield (A) was a holder of warrants to purchase (i) 59,104,912 shares of our Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.30; and (ii) 122,605 shares of Common Stock at an exercise price of $0.01; and (B) had the right to acquire warrants to purchase 57,823,130 shares of Common Stock at an exercise price to be determined but not greater than $0.30 (the “Warrant Rights” and together with the warrants described in subclause (A), the “Warrants”). Plainfield and our Company consummated an exchange of the Warrants pursuant to the terms of the Agreement. Plainfield exchanged all of the Warrants for 78,033,765 shares of Common Stock (the “Exchange Shares”). Upon issuance of the Exchange Shares to LLCII, the Warrants were rendered null and void and of no further force or effect. We calculated the value of the shares and the value of the warrants on the exchange date with the difference of $9,167,050 being reflected in the interest and financing costs in the consolidated statement of operations.

On December 4, 2008, we executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield Peru I LLC (“Plainfield”), the principal amount of $500,000.  We were to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date we entered into an agreement with Banco Internacional del Perú - Interbank (“Interbank Peru”) pursuant to which Interbank Peru will provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note is a non-interest bearing note.

In partial consideration for Plainfield executing the Plainfield Promissory Note, we agreed to issue to Plainfield seven-year warrants to purchase 3,333,333 shares of our common stock, par value $.001 per share, at an exercise price of $0.30 per share of common stock (the “Plainfield Warrants”).  The Plainfield Warrants may be exercised beginning December 4, 2008 through to December 4, 2015.

In the event of a default, we shall issue to Plainfield, on the date of such event of default, seven-year warrants to purchase an additional 13,333,333 shares of our common stock at an exercise price of $0.30 per share (the “Plainfield Additional Warrants”). The Plainfield Additional Warrants shall be substantially in the form of the original Plainfield Warrants issued with the Plainfield Note.

In the event of a default, in addition to the issuance of the Plainfield Additional Warrants, the Plainfield Note shall be converted at Plainfield’s option into either (i) a note evidencing a three-month term loan bearing an interest rate of 15% per annum to be paid in debt securities having identical terms and conditions to such three-month term loan or (ii) the number of duly authorized and validly issued shares of common stock equal to the total amount of principal outstanding on the Plainfield Note divided by a conversion price of $0.30; such an amount of principal outstanding is to be measured on the date of such event of default.

We did not make the required principal payment of $500,000 on January 15, 2009.  Pursuant to the agreement, we will issue 13,333,333 additional warrants and will convert the Plainfield Note into a three month term loan with an interest rate of 15% per annum.

On March 10, 2009, our Company and Plainfield entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”).

Under the Third Amendment, Article II of the Agreement was amended to provide for Plainfield’s purchase from us (a) on March 10, 2009, $1,283,214 in aggregate principal amount of additional notes (“2009 Additional Notes”) for a purchase price of $1,000,000, (b) on a date mutually agreed upon, $1,200,000 in aggregate principal amount of additional notes (“Second 2009 Additional Notes”) for a purchase price of $1,200,000 and (c) on April 1, 2009 or on such other date as mutually agreed upon, $313,559 in aggregate principal amount of additional notes (“April 2009 Additional Notes”) for a purchase price of $313,559 (all additional Notes issued pursuant to the Third Amendment collectively, the “2009 Additional Notes”).

Pursuant to the Third Amendment we issued to Plainfield 10%/12% Senior Convertible PIK Notes (“2009 Notes”) in the amount of $1,283,214 due September 12, 2012.  We may pay the interest in cash or by issuing additional notes.  The interest rate for the 2009 Notes is 10% if we pay the interest in cash and 10% if we issues additional notes. We shall make the first interest payment on the 2009 Notes by issuing additional notes.  We will pay interest on the 2009 Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2009.  The 2009 Notes are convertible into shares of common stock at $0.04 per share.

The Third Amendment provided for certain conditions precedent to Plainfield’s obligations to purchase the 2009 Additional Notes, including:

On or prior to April 30, 2009 (or June 30, 2009 in the event that the Securities and Exchange Commission elects to review the proxy statement or information statement relating to such amendment), we shall have amended our articles of incorporation to increase the number of our authorized shares of common stock such that after giving effect to the amendment, the our authorized capital stock will be sufficient to allow the issuance of all shares of common stock upon the conversion of the Notes; and

On or prior to the Second 2009 Additional Notes closing date, we shall provide evidence satisfactory to Plainfield its sole discretion that the we, either directly or through a third party, have obtained a performance bond up to the amount of $2,500,000 bond from the relevant Peruvian authorities.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2008, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and our Forms 10-Q were estimated to be approximately $150,000.

For the year ended December 31, 2007, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and our Forms 10-Q were $110,000.

Audit Related Fees

For the year ended December 31, 2008, the aggregate fees billed for assurance and related services by Moore Stephens Wurth Frazer and Torbet, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the year ended December 31, 2007, the aggregate fees billed for assurance and related services by Moore Stephens Wurth Frazer and Torbet, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $124,000.

Tax Fees

For the year ended December 31, 2008, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for other non-audit professional services, other than those services listed above, totaled $7,000.

For the year ended December 31, 2007, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for other non-audit professional services, other than those services listed above, totaled $20,000.

We do not use Moore Stephens Wurth Frazer and Torbet, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore Stephens Wurth Frazer and Torbet, LLP to provide compliance outsourcing services.

Pre-Approval Policies and Procedures

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore Stephens Wurth Frazer and Torbet, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

☐	approved by our entire board of directors; or

☐
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

The board of directors has considered the nature and amount of fees billed by Moore Stephens Wurth Frazer and Torbet, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore Stephens Wurth Frazer and Torbet, LLP’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007, and for the period from May 10, 2006 (date of inception) to December 31, 2008	F-3
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period From May 10, 2006 (date of inception) through December 31, 2008	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and for the period from May 10, 2006 (date of inception) to December 31, 2008	F-5
Notes to Consolidated Financial Statements	F-6

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

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Luis Goyzueta	Chief Executive Officer and Director	March 31, 2009
Luis Goyzueta	(Principal Executive Officer)

/s/ Alberto Pinto	President and Director	March 31, 2009
Alberto Pinto

/s/ Gustavo Goyzueta	Chief Financial Officer	March 31, 2009
Gustavo Goyzueta	(Principal Financial Officer and
Principal Accounting Officer)

/s/ C. Wendell Tewell	Chairman of the Board of Directors	March 31, 2009
C. Wendell Tewell

/s/ Laurence Charney	Director	March 31, 2009
Laurence Charney

/s/ Steven S. Magami	Director	March 31, 2009
Steven S. Magami