Form 10-Q
period 2009-03-31
PURE BIOFUELS CORP
filed 2009-05-15
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
☐           Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 11, 2009, the Company had 172,374,699 outstanding shares of common stock, par value $0.001.

  PURE BIOFUELS CORP. AND SUBSIDIARIES

  TABLE OF CONTENTS

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and
	December 31, 2008	3

	Consolidated Statements of Operations and Other Comprehensive Income
	for the three months ended March 31, 2009 and 2008 and for the period
	from May 10, 2006 (date of inception) to March 31, 2009 (unaudited)	4

	Consolidated Statement of Stockholders' Equity (Deficit) for the period from
	May 10, 2006 (date of inception) to March 31, 2009 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2009 and 2008 and for the period from May 10, 2006
	(date of inception) to March 31, 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION	49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

SIGNATURES		50

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,343,722	$579,241
Restricted cash	141,957	141,775
Accounts receivable	57,625	148,337
Other receivables	534,618	11,539
Inventories	1,066,929	1,192,362
Prepaid expenses and other assets	4,560,779	117,094
TOTAL CURRENT ASSETS	7,705,630	2,190,348

VAT CREDITS	7,330,011	7,368,021
PROPERTY, PLANT AND EQUIPMENT, net	37,141,616	37,546,422
DEBT ISSUANCE COSTS, net	3,560,226	3,919,311
GOODWILL	7,012,642	7,015,640
OTHER ASSETS	247,712	248,133

TOTAL ASSETS	$62,997,837	$58,287,875

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,547,809	$5,325,948
Accrued expenses	1,155,930	879,941
Interest payable	436,025	1,079,533
Due to prior stockholders of Interpacific Oil	5,744,718	5,740,061
Due to related parties	477,262	399,780
Notes payable-short term, net of debt discount of $0 and $266,622 as of March 31, 2009 and December 31, 2008, respectively	1,500,000	1,233,378
Accrued derivative liabilities	13,644,619	564,643
TOTAL CURRENT LIABILITIES	28,506,363	15,223,284

CONVERTIBLE NOTES, net of debt discount of $14,703,125 and $12,770,545 as of March 31, 2009 and December 31, 2008, respectively	9,383,512	6,937,445
LINE OF CREDIT	37,346,939	37,346,939
TOTAL LIABILITIES	75,236,814	59,507,668

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 325,000,000 shares authorized; 172,374,699 and shares issued and outstanding as of March 31, 2009 and December 31 2008, respectively	172,375	172,375
Additional paid-in capital	48,628,981	55,362,143
Accumulated other comprehensive loss	(101,157)	(564,933)
Deficit accumulated during the development stage	(60,939,176)	(56,189,378)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,238,977)	(1,219,793)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,997,837	$58,287,875

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO MARCH 31, 2009

			For the period
	Three Months	Three Months	from May 10, 2006
	Ended	Ended	(date of inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$413,348	$-	$546,520

COST OF REVENUE	757,050	-	1,924,310

GROSS PROFIT	(343,702)	-	(1,377,790)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,036,072	2,968,181	25,057,003

LOSS FROM OPERATIONS	(2,379,774)	(2,968,181)	(26,434,793)

OTHER INCOME (EXPENSES):
Interest and financing costs	(6,084,539)	(1,803,471)	(40,646,376)
Other expenses, net	(62,091)	3,301	(107,453)
Change in fair value of accrued derivative liabilities	(682,192)	-	8,841,624
Foreign currency transaction gain (loss)	(258,497)	2,324,379	(2,592,178)
TOTAL OTHER INCOME (EXPENSE), net	(7,087,319)	524,209	(34,504,383)

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,467,093)	(2,443,972)	(60,939,176)

PROVISION FOR INCOME TAXES	-	800	-

NET LOSS	$(9,467,093)	$(2,444,772)	$(60,939,176)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	463,776	(186,624)	(101,157)

COMPREHENSIVE LOSS	$(9,003,317)	$(2,631,396)	$(61,040,333)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.72)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	172,374,699	77,027,825	84,829,729

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO MARCH 31, 2009

						Deficit
					Accumulated	Accumulated
			Additional	Susbscriptions	Other	During the	Total
	Common Stock		Paid-in	Received	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	In Advance	Loss	Stage	Equity (Deficit)

Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adjustment for change in par value	-	(303)	303	-	-	-	-
Recapitalization transactions							-
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626	-	-	-	1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912	-	-	-	-
Recapitalization Adjustment	29,999,970	29,999	(210,526)	-	-	-	(180,527)
Shares acquired by legal parent	(1,000)	(1)	-	-	-	-	(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306	-	-	-	2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573	-	-	-	320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344	-	-	-	303,749
Finders fee	-	-	(195,000)	-	-	-	(195,000)
Subscriptions received in advance	-	-	-	96,277	-		96,277
Net loss	-	-	-	-	-	(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	$62,132	$4,888,538	$96,277	$-	$(1,075,611)	$3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-	-	3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-	-	212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-	-	507,647	-	-	-	507,647
Beneficial conversion feature associated with convertible debentures	-	-	507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-	-	390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-	-	54,958	-	-	-	54,958
Estimated liquidated damages	-	-	(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-	-	4,152,000	-	-	-	4,152,000
Repricing of warrants	-	-	41,697	-	-	-	41,697
Transfer to accrued derivative liability	-	-	(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	$75,320	$30,487,037	$-	$(199,791)	$(21,878,236)	$8,484,330

Stock compensation expense for options issued to employees	-	-	2,363,216	-	-	-	2,363,216
Issuance of common stock for Interpacific Oil	2,166,667	2,167	994,500	-	-	-	996,667
Issuance of common stock for services	15,000	15	5,835	-	-	-	5,850
Fair value of warrants issued with short-term notes payable	-	-	573,628	-	-	-	573,628
Conversion of convertible debt	186,435	186	106,081	-	-	-	106,267
Repricing of warrants	-	-	979,805	-	-	-	979,805
Repricing of convertible debentures	-	-	5,481,833	-	-	-	5,481,833
Value of beneficial conversion feature on convertible note issuance	-	-	166,667	-	-	-	166,667
Exchange of 59,227,517 warrants for 78,033,754 shares of common stock with Plainfield on 08/05/08	78,033,765	78,034	9,089,016	-	-	-	9,167,050
Issuance of 15,714,287 shares for $.35 per share on August 13, 2008	15,714,287	15,714	5,071,786	-	-	-	5,087,500
Exchange of 1,408,164 warrants for 938,776 shares with YA Global - on 09/08/08	938,776	939	42,739	-	-	-	43,678
Foreign currency translation adjustment	-	-	-	-	(365,142)	-	(365,142)
Net loss	-	-	-	-	-	(34,311,142)	(34,311,142)

Balance, December 31, 2008 as previously reported	172,374,699	$172,375	$55,362,143	$-	$(564,933)	$(56,189,378)	$(1,219,793)
Cumulative effect of reclassification of warrants and conversion options	-	-	(6,939,172)	-	-	4,717,295	(2,221,877)
Balance, January 1, 2009 as adjusted	172,374,699	$172,375	$48,422,971	$-	$(564,933)	$(51,472,083)	$(3,441,670)
Stock compensation expense for options issued to employees	-	-	577,510	-	-	-	577,510
Reclassification of fair value of options from equity to liability	-	-	(371,500)	-	-	-	(371,500)
Foreign currency translation adjustment	-	-	-	-	463,776	-	463,776
Net loss	-	-	-	-	-	(9,467,093)	(9,467,093)

Balance, March 31, 2009 (unaudited)	172,374,699	$172,375	$48,628,981	$-	$(101,157)	$(60,939,176)	$(12,238,977)

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO MARCH 31, 2009

			For the period
	Three Months	Three Months	from May 10, 2006
	Ended	Ended	(date of inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,467,093)	$(2,444,772)	$(60,939,176)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	165,970	10,876	1,044,257
Stock compensation expense for options issued to employees	577,510	632,358	6,538,320
Fair value of shares issued for services	-	5,850	5,850
Fair value of shares issued for financing costs	-	46,267	46,267
Fair value of warrants issued for services	-	-	54,958
Fair value of warrants and conversion options issued for financing costs	2,879,447	573,628	3,843,294
Financing costs of warrant repricing	-	87,818	129,515
Amortization of debt discounts and debt issuance costs	1,575,471	805,845	11,255,661
Financing costs related to warrants exchanged for common stock	-	-	18,966,363
Change in fair value of accrued derivative liabilities	682,192	-	(8,841,624)
Loss on write off of deposit	-	-	203,672
Non-cash foreign currency transaction loss (gain)	729,068	(2,324,379)	3,779,477
Changes in operating assets and liabilities:			-
Accounts receivable	88,865	-	(69,609)
Other receivables	(518,115)	72,152	(468,110)
Inventories	117,017	-	(1,156,829)
Prepaid expenses and other assets	(399,884)	273,496	(188,637)
Accounts payable	335,823	3,310,048	5,854,642
Accrued expenses	230,934	288,414	952,486
Accrued consulting fees	-	-	97,500
Interest payable	1,544,488	(287,168)	4,410,431
Due to related parties	81,892	(17,365)	155,735
Net cash provided by (used in) operating activities	(1,376,415)	1,033,068	(14,325,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Interpacific Oil S.A.C.	-	-	(700,000)
Increase in deposits	-	-	(464,956)
Increase in VAT credits	(9,212)	(1,323,315)	(7,897,094)
Net cash acquired with acquisition	-	-	1,825,805
Prepayment for purchase of equipment	-	-	(174,276)
Purchase of property, plant and equipment	-	(7,074,246)	(36,403,890)
Net cash used in investing activities	(9,212)	(8,397,561)	(43,814,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions received in advance	-	-	96,277
Proceeds from issuance of convertible debt	2,200,000	5,000,000	20,200,000
Proceeds from issuance of short term promissory note	-	-	1,500,000
Proceeds from line of credit	-	3,600,000	37,346,939
Change in restricted cash	(1,022)	-	(1,152,485)
Interest payment deducted from restricted cash	-	740,376	1,039,541
Payment on convertible debt	-	-	(3,000,000)
Payment on long term debt	-	-	(1,200,000)
Payment of debt issuance costs	-	(100,000)	(4,170,963)
Proceeds from the issuance of common stock	-	-	9,704,375
Net cash provided by financing activities	2,198,978	9,240,376	60,363,684

Effect of exchange rate changes on cash and cash equivalents	(48,870)	142,638	(879,994)

NET INCREASE IN CASH AND CASH EQUIVALENTS	764,481	2,018,521	1,343,722

CASH AND CASH EQUIVALENTS, Beginning of period	579,241	2,991,104	-

CASH AND CASH EQUIVALENTS, End of period	$1,343,722	$5,009,625	$1,343,722

The accompanying notes are an integral part of these consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Organization and Line of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on October 2, 2003 under the name Metasun Enterprises, Inc. Pursuant to a share exchange agreement (“Share Exchange Agreement”) dated July 26, 2006, the Company acquired 99.9% of the issued and outstanding common stock of Pure Biofuels del Peru S.A.C. (“Peru SAC”), a private Peruvian corporation, in consideration for the issuance of 29,999,970 common shares. The Share Exchange Agreement occurred on September 15, 2006 (Date of Acquisition). As of the closing date, the former shareholders of Peru SAC held approximately 55% of the issued and outstanding common shares of the Company. The acquisition of Peru SAC, therefore, was recorded as a reverse acquisition for accounting purposes. Peru SAC was incorporated on May 10, 2006 under the laws of Peru, and Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. In accordance with the accounting rules for reverse acquisitions, the consolidated financial statements are presented as a continuation of Peru SAC and include the results of operations of Peru SAC since incorporation on May 10, 2006, and the results of operations of the Company since the Date of Acquisition.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

On December 4, 2007, the Company, Pure Biofuels del Peru S.A.C., a Peruvian corporation and 99.9% owned subsidiary of the Company, Interpacific Oil S.A.C., a Peruvian corporation (“Interpacific”), and certain stockholders of Interpacific entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pure Biofuels del Peru acquired all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peruvian laws.

Development Stage Company and Going-Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated significant revenue.  The Company has two principal facilities which have been completed and tested.  The Company has revenues from the sale of inventory that was produced during the testing phase of the facility.  In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going-concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financings to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations. For the three months ended March 31, 2009, the Company incurred a net loss of $9,467,093 and as of March 31, 2009, the Company has a deficit accumulated during the development stage of $60,939,176. Further, the Company has negative working capital of $20,800,733 as of March 31, 2009. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has been actively seeking to raise additional funds through equity or debt financing.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied. The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (“PEN”) and the Argentinean Peso (“ARS”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

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

Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor.  As of March 31, 2009 and December 31, 2008, total restricted cash related to the standby letter of credit amounted to $141,957 and $141,775, respectively.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.  As of March 31, 2009 and December 31, 2008, the Company determined that no reserves for accounts receivable were necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of March 31, 2009 and December 31 2008, the Company believes that no reserve was necessary.

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

Goodwill and Impairment

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), to record goodwill and intangible assets.  In accordance with SFAS 142, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of March 31, 2009 and December 31, 2008, there was no significant impairment of its goodwill.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Accrued Derivative Liabilities

The Company applies FASB’s Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in EITF 07-5, the Company determines which instruments or embedded features that require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

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

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), adopted in January 1, 2008, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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
(unaudited)

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

The Company’s warrant liability is carried at fair value totaling $7,082,400 and $564,643, as of March 31, 2009 and December 31, 2008, respectively.  The Company’s conversion option liability is carried at fair value totaling $6,190,719 and $0 as of March 31, 2009 and December 31, 2008, respectively.  The Company’s option liability is carried at fair value totaling $371,500 and $0 at March 31, 2009 and December 31, 2008, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability, conversion option liability and option liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Carrying Value As of March 31, 2009	Fair Value Measurements at March 31, 2009 Using Fair Value Hierarchy
Liabilities	(unaudited)	Level 1	Level 2	Level 3
Warrant liability	$7,082,400		$7,082,400
Conversion option liability	$6,190,719		$6,190,719
Option liability	$371,500		$371,500

For the three months ended March 31, 2009, the Company recognized a loss of $682,192 for the change in the fair value of accrued derivative liabilities. For the period from May 10, 2006 (date of inception) to March 31, 2009, the Company recognized a gain of $8,841,624 for the changes in the valuations of the aforementioned liabilities. For the three months ended March 31, 2008, there was no gain or loss for the changes in the valuations of the aforementioned liabilities.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru, Argentina and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru and Argentina are not covered by insurance. As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits totaling $1,392,287 and $567,273, respectively. The Company has not experienced any losses in such accounts.

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

The Company recorded a translation gain of $463,776, a loss of $186,624 and a loss of $101,157 for the three months ended March 31, 2009 and 2008, and for the period from May 10, 2006 (date of inception) to March 31, 2009, respectively. Asset and liability amounts at March 31, 2009 and December 31, 2008 were translated at 3.161 PEN to $1.00 USD and 3.142 PEN to $1.00 USD, respectively for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were 3.195 PEN and 2.872 PEN to $1.00 USD, respectively.  At March 31, 2009 and December 31, 2008, the exchange rates for the assets and liabilities of the Company’s Argentinean subsidiary were 3.720 ARS and 3.453 ARS to $1.00 USD, respectively. The average translation rates applied to the income statement accounts for the Company’s Argentinean subsidiary for the three months ended March 31, 2009 and 2008 were 3.582 ARS and 3.149 to $1.00 USD, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the three months ended March 31, 2009 and 2008, and for the period from May 10, 2006 (date of inception) to March 31, 2009, the Company recorded a net transaction loss of $258,497, a gain of $2,324,379 and a loss of $2,592,178, respectively. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, (“Fin 48”) “Accounting for Uncertainty in Income Taxes,” during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of March 31, 2009 and 2008, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

	March 31, 2009	March 31, 2008
Options	15,186,250	14,000,000
Warrants	74,305,666	62,441,348
Convertible notes	127,955,458	52,033,033
Total	217,447,374	128,474,381

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  The Company adopted SFAS 160 effective January 1, 2009.  The Company has determined the adoption of SFAS 160 did not have a material impact to the Company’s consolidated financial position or consolidated results of operations as of March 31, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The Company is in the process of evaluating the impact, if any, of applying this FSP on its financial position, results of operations and cash flows.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 3 - Inventories

Inventories consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
Description	2009	2008
	(unaudited)
Raw Material	$428,836	$794,493
Work-in-Process	568,951	152,844
Finished Goods	69,142	245,025
Inventories	$1,066,929	$1,192,362

Note 4 – VAT Credits

At March 31, 2009 and December 31, 2008, the Company recognized a value added tax (“VAT”) credit of $7,330,011 and $7,368,021, respectively in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the credits have been classified as non-current.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
Land	$3,200,717	$3,220,041
Plant under construction	5,041,407	4,974,263
Building improvements	593,387	595,039
Facilities and equipment	28,950,760	29,236,036
Computer equipment and licenses	238,736	240,374
Other fixed assets	99,764	101,124
	38,124,771	38,366,877
Less: Accumulated depreciation	(983,155)	(820,455)
Property, Plant and Equipment, net	$37,141,616	$37,546,422

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Depreciation expense amounted to $165,970, $10,876 and $1,044,257 for the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (inception) to March 31, 2009, respectively.

For the three months ended March 31, 2008 and for the period from May 10, 2006 (inception) to March 31, 2009, interest capitalized to property, plant and equipment amounted to $478,711 and $3,050,769, respectively. No interest was capitalized for the three months ended March 31, 2009.

Note 6 – Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”). Under the Bond Agreement, FDS agreed to open a financial bond in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru (the “FDS Bond”) for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, the Company issued to FDS seven year cashless warrants to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued (the “FDS Bond Warrants”). FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

In accordance with EITF 07-5 and FAS 133, the Company determined that the FDS Bond Warrants should be classified as a liability at fair value on the date the FDS Bond Warrants were issued.  The Company determined the fair value of the FDS Bond Warrants to be $4,085,589 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest rate of 2.28% and (4) dividend rate of 0%.  The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company will amortize the $4,085,589 over one year.  The amortization expense for the three months ended March 31, 2009 was $44,774 and is recorded as a financing cost in the accompanying consolidated statements of operations.

Note 7 – Notes Payable – Short Term

FDS Note and Warrants

On December 4, 2008, the Company executed a Promissory Note (the “FDS Note”) promising to pay to FDS, the principal amount of $1,000,000.  The Company was to pay FDS the principal amount in one installment of $1,000,000 on the earlier of (a) January 15, 2009 or (b) the date the Company enters into an agreement with Banco Internacional del Perú - Interbank (“Interbank Peru”) pursuant to which Interbank Peru will provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The FDS Note is a non-interest bearing note.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

In partial consideration for FDS executing the FDS Note with the Company, the Company agreed to issue to FDS seven-year warrants to purchase 6,666,666 shares of the Company’s common stock, par value $.001 per share, at an exercise price of $0.30 per share of common stock (the “FDS Warrants”).  The FDS Warrants may be exercised beginning December 4, 2008 through December 4, 2015.

Due to the non-payment by the Company when required, the Company was required to issue to FDS seven-year warrants to purchase an additional 26,666,666 shares of the Company’s common stock at an exercise price of $0.30 per share (the “FDS Additional Warrants”). The FDS Additional Warrants are to be substantially in the form of the original FDS Warrants issued with the FDS Note.

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

In accordance with EITF 07-05 and FAS 133, the Company determined that the FDS Additional Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  The Company did not issue the FDS Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the FDS Additional Warrants at January 15, 2009 to be $1,576,763 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 2.28% and (4) dividend rate of 0%.  The fair value of $1,576,763 was recorded as a warrant liability in the accompanying consolidated balance sheets and included in financing costs in the consolidated statements of operations at the date of default.

Plainfield Promissory Note and Warrants

On December 4, 2008, the Company executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield, the principal amount of $500,000.  The Company is to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note is a non-interest bearing note.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Due to the non-payment by the Company when required, the Company was required to issue to Plainfield seven-year warrants to purchase an additional 13,333,333 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Plainfield Additional Warrants”). The Plainfield Additional Warrants are to be substantially in the form of the original Plainfield Warrants issued with the Plainfield Note.

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

In accordance with EITF 07-05 and FAS 133, the Company determined that the Plainfield Additional Warrants should be classified as a liability at fair value on the date the Plainfield Additional Warrants were to be issued.  The Company did not issue the Plainfield Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the Plainfield Additional Warrants at January 15, 2009 to be $788,382 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 2.28% and (4) dividend rate of 0%.  The fair value of $788,382 was recorded as a warrant liability in the accompanying consolidated balance sheets and included in financing costs in the accompanying consolidated statements of operations at the date of default.

Note 8 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLC I”) and Plainfield Peru II LLC (“LLC II” and together with LLC I, “Plainfield”) pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible Paid-in-Kind (“PIK”) election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2008.  Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

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

As of September 30, 2008, the Company had accrued interest of $2,322,779 related to its line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that will accrue through January 31, 2009, the Company, on November 4, 2008, executed the Second Amendment to Securities Purchase Agreement (the “Agreement”) with Plainfield. Pursuant to this Agreement, the Company agreed to sell to Plainfield and Plainfield agreed to buy from the Company, (1) $2,370,182 in aggregate principal amount of the 10%/12% Senior Convertible PIK Election Notes due 2012 for a purchase price of $2,370,182 and (2) $1,537,020 in aggregate principal amount of 10%/12% Senior Convertible PIK Election Notes due 2012 representing interest through January 31, 2009.

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

Pursuant to the Third Amendment, the Company issued to Plainfield 10%/12% Senior Convertible PIK Notes (“2009 Notes”) due September 12, 2012 in the amount of $1,000,000 and $1,200,000 on March 10, 2009 and March 27, 2009, respectively.  The Company may pay the interest in cash or by issuing additional notes.  The interest rate for the 2009 Notes is 10% if the Company pays the interest in cash and 12% if the Company issues additional notes. The Company shall make the first interest payment on the 2009 Notes by issuing additional notes.  The Company will pay interest on the 2009 Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2009.  The “2009 Notes” are convertible into shares of common stock at $0.04 per share.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Company determined that the 2009 Notes contained an embedded beneficial conversion feature as the conversion price of $0.04 per share was less than the share price of $0.06 on the date of issuance.  The Company applied EITF 07-5 and recorded the fair value of $2,714,302 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  expected life between 3.47 and 3.51 years, risk free interest rate between 1.27% and 1.46%, dividend yield of 0%, and volatility of 130%.  The Company recorded $2,200,000 to debt discounts to be amortized over the life of the 2009 Notes and $514,302 to financing costs.

The following table summarizes the convertible notes:

Convertible
Notes
Balance, December 31, 2007	$602,080
Additional principal	5,000,000
Conversion of interest to principal	1,526,600
Line of Credit PIK interest	3,181,390
Discount related to additional principal and repricing of conversion price	(5,648,500)
Discount related to change in terms	(891,987)
Amortization of note discount	3,167,862
Balance, December 31, 2008	$6,937,445
Conversion of interest to principal	1,169,621
Additional principal	2,200,000
Line of Credit PIK interest	1,009,026
Increase Discount per implementation of EITF 07-5	(428,153)
Discount related to additional principal	(2,411,218)
Amortization of note discount	906,791
Balance, March 31, 2009 (unaudited)	$9,383,512

Total interest incurred for the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to March 31, 2009 related to the convertible debentures amounted to $626,015, $309,920 and $2,456,562, respectively.  For the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to March 31, 2009, the Company amortized debt discounts in the amount of $906,791, $568,381 and $4,676,733, respectively which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at March 31, 2009 and December 31, 2008 is $122,462 and $667,280, respectively.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Line of Credit

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

The outstanding balance of the Line of Credit at March 31, 2009 and December 31, 2008 was $37,346,939. Total interest expense for the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to March 31, 2009, was $910,332, $590,783 and $5,263,011, respectively.

During 2008, in connection with the additional draw down on the Line of Credit, the Company paid approximately $710,000 in debt issuance costs which have been capitalized and are being amortized over the term of the Line of Credit.  For the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to March 31, 2009, the Company amortized a total of $104,843, $35,153 and 480,754, respectively, of the debt issuance costs, related to the Line of Credit, and these amounts are included as interest and financing costs in the accompanying consolidated statements of operations.

Principal maturities on total debt are scheduled to occur in the following years as of March 31:

2009	$1,500,000
2010	-
2011	37,346,939
2012	24,086,637
Total debt	$62,933,576

Note 10 – Accrued Derivative Liability

Accrued Warrant Liability

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

As a result of adopting EITF 07-5, 1,805,667 of the issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  In accordance with the transition provisions of EITF 07-5, the new guidance has been applied to the 1,805,667 warrants that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $350,742 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the outstanding warrants.  The fair value of all warrants at March 31, 2009 is $7,082,400.

Accrued Conversion Option Liability

Convertible Debt outstanding at January 1, 2009

The conversion option embedded in the Company’s convertible debt, as described in Note 8,  previously met the criteria of being “conventional convertible” debt and, accordingly, it was not separately accounted for as a derivative instrument liability.  However, the conversion option does not meet the criteria of EITF 07-5 because it requires that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in that Issue.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to operations.

In accordance with the transition provisions of EITF 07-5, the new guidance has been applied to the $19,707,990 of the Company’s Convertible Notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $4,366,553 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the outstanding Convertible Notes.

Convertible Debt Issued in March 2009

The Company determined that the 2009 Notes discussed in Note 8, contained an embedded conversion feature.  Based on EITF 07-05, the conversion feature was recorded as liability at the issuance date of the 2009 Notes.  The fair value at the date of issuance was $2,714,302 as described in Note 8.  The fair value of all conversion options at March 31, 2009 is $6,190,719.

Accrued Option Liability

As a result of the Company issuing the 2009 Notes as described in Note 8, it did not have enough authorized shares to satisfy the conversion of all potential shares outstanding during the three months ended March 31, 2009. Therefore, the outstanding options were recorded at fair value and shown as an accrued derivative liability at the inception of the 2009 Notes. The fair value of the outstanding options of $371,500 was transferred from additional paid-in capital to accrued derivative liability on March 31, 2009. The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  expected life between 4.19 and 5.12 years, risk free interest rate of 1.67%, dividend yield of 0%, and volatility of 130%.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The following is a summary of the option activity:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2007	14,000,000	$0.60
Granted	2,440,000	$0.60
Exercised	-	-
Forfeited	(1,253,750)	$0.60
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	-
Exercised	-
Forfeited	-
Outstanding, March 31, 2009 (unaudited)	15,186,250		8.34	-
Exercisable, March 31, 2009 (unaudited)	9,167,500	$0.60	8.29	-

The Company recognized $577,510, $632,358 and $6,538,320 in share-based compensation expense for the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to March 31, 2009, respectively.

The compensation expense related to the unvested options as of March 31, 2009 is $2,931,456 which will be recognized over the weighted average period of 1.42 years.

Note 12 – Warrants

The following summarizes the stock purchase warrant transactions for the three months ended March 31, 2009:

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2007	60,303,581	$0.61
Granted	12,289,271	$0.30
Exercised	-	-
Exchanged	(60,635,681)	$0.31
Forfeited	(151,505)	$1.50
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	62,500,000	$0.30
Exercised	-
Forfeited	-
Outstanding, March 31, 2009 (unaudited)	74,305,666	$0.31	6.86
Exercisable, March 31, 2009 (unaudited)	74,305,666	$0.31	6.86

Note 13 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine S.A.C, (“Ocean Marine”) a company controlled by certain officers of the Company and a Peruvian Corporation, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lump sum payment of $309,166, retroactive from September 15, 2006 to June 30, 2007, for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 through to August 12, 2009. Total consulting expenses incurred under this agreement totaled $102,000, $90,672 and $1,050,556 for the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to March 31, 2009, respectively.  The outstanding balance owed to Ocean Marine at March 31, 2009 and December 31, 2008 was $268,624 and $191,142, respectively.

b)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in notes 7 and 8.

c)	As of March 31, 2009 and December 31, 2008, the Company has loans due to shareholders in the amount of $208,638.

d)	Certain officers of the Company were shareholders of Interpacific. See Note 16 for the transaction details.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 14 – Commitments and Contingencies

The Company entered into the following agreements:

a)
On August 13, 2007, Pure Biofuels del Peru entered into a services agreement with Ocean Marine, whereby Ocean Marine agreed to render consulting, management and logistical support services with respect to executive office duties and responsibilities.  Pure Biofuels del Peru pays Ocean Marine $408,000 annually for these services.  The term of this agreement is from August 13, 2007 through August 12, 2009.

b)
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

c)	During the three months ended March 31, 2009, the Company entered into additional agreements with Plainfield. See Notes 7 and 8 for a description of these agreements.

Leases

d)
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

e)
On June 1, 2007, the Company entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

For the three months ended March 31, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to March 31, 2009, the Company incurred lease expense in the amount of $22,780, $30,130 and $281,099, respectively.

Note 15 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

	For the	For the	For the period
	Three Months	Three Months	from May 10, 2006
	Ended	Ended	(date of inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,545,280
Income taxes paid	$-	$-	$800

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

	For the	For the	For the period
	Three Months	Three Months	from May 10, 2006
	Ended	Ended	(date of inception)
	March 31,	March 31,	To March 31,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$-	$-	$4,152,000
Issuance of common stock with convertible debenture	$-	$-	$5,500,000
Issuance of warrants with convertible debenture	$-	$-	$507,647
Issuance of warrants for debt extension	$-	$-	$390,219
Issuance of warrants for consulting services	$-	$-	$18,516
Issuance of common stock for debt issuance costs	$-	$-	$180,000
Issuance of warrants for debt issuance costs	$-	$-	$212,232
Issuance of convertible promissory note for debt issuance costs	$-	$-	$120,000
Issuance of common stock for financing costs	$-	$-	$408,750
Increase in accrued liability related to Interpacific Merger	$-	$-	$932,104
Issuance of shares for purchase of Interpacific Oil S.A.C.	$-	$996,667	$996,667
Issuance of convertible promissory note for interest payable	$2,178,647	$-	$6,886,637
Issuance of warrants as part of financing agreement	$2,365,145	$573,628	$3,685,314
Capitalize interest on construction in progress	$-	$478,711	$3,050,769
Issuance of common stock for convertible debt	$-	$-	$106,267
Beneficial conversion feature on issuance of convertible debt	$2,925,520	$-	$3,092,187
Issuance of shares for services	$-	$-	$5,850
Exchange of warrants for shares of common stock	$-	$-	$9,210,728
Accrued liability for Interpacific Oil S.A.C. purchase price	$-	$-	$5,740,061
Debt discounts from issuance of convertible debt	$2,411,218	$-	$2,411,218

Note 16 – Interpacific Oil S.A.C. Acquisition

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
(unaudited)

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

At March 31, 2009, the fair value of the warrants was $144,718 which was determined by using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 4.69 years; (2) volatility of 130%; (3) risk free interest rate of 1.67% and (4) dividend rate of 0%.

As a result of the resolution by the Special Committee, the Company has a verbal understanding with the previous shareholders of Interpacific on the additional purchase price as discussed above. As of March 31, 2009, in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 5, “Accounting for Contingencies, the Company has recognized additional goodwill and a liability of $5,744,718 for the additional purchase price.

Note 17 – Subsequent Events

Plainfield 2009 Note

On April 28, 2009, the Company signed a promissory note (“Plainfield 2009 Note”) to pay Plainfield $500,000. The Plainfield 2009 Note provides that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Note at 5% of the principal amount to Plainfield in one (1) installment of $525,000 on the earlier of (a) May 30, 2009 and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000 (May 30, 2009 or such earlier date, the “Maturity Date”).  Any accrued interest shall be added to the principal sum then owed by the Company to Plainfield and paid on the Maturity Date.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Plainfield 2009 Note provides for certain events of default with various remedies including acceleration or conversion, at Plainfield’s sole option, in lieu of the other remedies for an event of default, into a PIK Note in an aggregate principal amount of $525,000, convertible into 13,125,000 shares of common stock, par value $.001 per share, of the Company’s common stock at a conversion price of $0.04 per share. Plainfield may at its sole option exchange the PIK Note at any time after the date of the event of default for (a) a promissory note (the “Exchange Note”) issued by the Company, identical in all respects to the PIK Note, except that the Exchange Note shall not have any conversion or exchange rights and (b) a number of shares of common stock equal to the number of shares that would have been issued upon the conversion of the PIK Note pursuant to the immediately preceding sentence divided by 1.2.

FDS Note

On April 28, 2009, the Company signed a promissory note (“FDS 2009 Note”) to pay FDS $500,000. The FDS 2009 Note provides that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the FDS 2009 Note at 5% of the principal amount to FDS in one (1) installment of $525,000 on the earlier of (a) May 30, 2009 and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000 (May 30, 2009 or such earlier date, the “Maturity Date”).  Any accrued interest shall be added to the principal sum then owed by the Company to FDS and paid on the Maturity Date.

The FDS 2009 Note provides for certain events of default with various remedies including acceleration or conversion, at FDS’s sole option, in lieu of the other remedies for an event of default, into a PIK Note in an aggregate principal amount of $525,000, convertible into 13,125,000 shares of common stock, par value $.001 per share, of the Company’s common stock at a conversion price of $0.04 per share. FDS may at its sole option exchange the PIK Note at any time after the date of the event of default for (a) a promissory note (the “Exchange Note”) issued by the Company, identical in all respects to the PIK Note, except that the Exchange Note shall not have any conversion or exchange rights and (b) a number of shares of common stock equal to the number of shares that would have been issued upon the conversion of the PIK Note pursuant to the immediately preceding sentence divided by 1.2.

Bank Financing

The Company is currently in negotiations with Interbank Peru to obtain long term financing through a sale-leaseback arrangement.  The Company received a term sheet which includes, but is not limited, to the following provisions:

•	Principal amount of $43,000,000.
•	Term of 72 months with interest only payments for the first 12 months.
•	Fixed interest rate which will be determined once the contracts are drafted.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

•	Loan fees of 1.6% of the principal amount.
•	At the end of the life of the loan, the Company will exercise its purchase option of 0.5% of the loan.
•	Maintain a reserve account which will become effective after the first year and it will hold the next 6 months’ worth of principal and interest payments throughout the remaining life of the loan.
•	Maintain a working capital account of $15,000,000 as an equity placement on the Company, and it will be managed by a controller to be determined by Interbank Peru.
•	Maintain certain financial and performance ratios that form part of the covenants to be included in the contracts.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

The Callao Port Facility has a design capacity of approximately 52.5 million gallons of biodiesel per year. In addition, we expect the plant will produce approximately 6.5 million gallons of crude glycerin each year. The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001, and was one of the first biodiesel production facilities ever constructed in Peru. We have expanded production capacity of the Interpacific Facility from 7.2 million gallons per year to 10 million gallons per year.

We plan to be self-sufficient with our primary raw material, vegetable oil. This comprises approximately 92% of our estimated production costs. As part of our vertical integration, we anticipate that we will need to raise $16 million in order to plant roughly 12,000 hectares of Jatropha trees. Our studies show that this will yield, conservatively, 3 metric tons of oil per hectare by 2012, once the plants reach maturity. This will supply an estimated 8% of our raw material requirements and our long term objective is to develop sufficient crops in order to be 100% self-sufficient. We plan to use alternative non-edible crops like Jatropha, which can be planted in arid lands unsuitable for most food crops. There can be no assurance that we will be able to secure any such financing at terms that are favorable to us or at all, or, even if we secure such financing, that we will ever become self sufficient as described above.

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

We are currently negotiating a long term financing arrangement which will provide debt with more favorable terms and conditions.  With the proceeds, we anticipate repaying the line of credit that we currently have with Plainfield and pay outstanding invoices.  After we pay the outstanding liabilities, we will be fully funded and will be able to complete the construction and to use the underwater pipeline.  In addition to this financing, we will need to raise approximately $40 million of working capital to fund the operations of the Callao Port Facility and the Interpacific Facility, which includes amounts for raw materials and related taxes. There can be no assurance that we will be able to secure financing at terms that are favorable to us or at all.

Results of Operations

For the three months ended March 31, 2009 vs. the three months ended March 31, 2008

Revenues were $413,348 for the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008.  Revenues were obtained from sales of inventory that was produced during the testing period.  The Company expects to be fully operational during the second quarter of 2009.

Costs of revenues were $757,050 for the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008.  The costs of revenue include the material and production costs plus additional costs incurred during the testing of the facility.  As such, these costs are higher than what we would expect once the plant is fully operational.

Selling, general and administrative expenses were $2,036,072 for the three months ended March 31, 2009 compared to $2,968,181 for the three months ended March 31, 2008, for a decrease of $932,109 or 31%. The decrease is due to a decrease in consulting fees of $806,000 and legal fees of $233,000 with an increase in other general and administrative expenses of $175,000.  The decrease in consulting fees is because our need for consulting services has diminished as our plant has been completed and tested.  The decrease in legal fees is because we did not have as many financings during the three months ended March 31, 2009 as we did during the three months ended March 31, 2008.

Interest and financing costs consisted of the following for the periods indicated:

	For the Three	For the Three
	Months Ended	Months Ended	Increase
	March 31, 2009	March 31, 2008	(Decrease)	% Change
Interest expense	$1,629,621	$997,626	$631,995	63.3%
Financing costs	2,879,447	-	2,879,447	100%
Amortization of debt discount and debt issuance costs	1,575,471	805,845	769,626	95.5%
	$6,084,539	$1,803,471	$4,281,068	237.4%

The increase of $631,995 in interest expense is due to the increase in our debt.  Our average line of credit for the three months ended March 31, 2009 was $37,346,939 compared to $18,200,000 for the three months ended March 31, 2008.  Our average convertible promissory notes outstanding were $23,400,000 for the three months ended March 31, 2009 compared to $8,100,000 for the three months ended March 31, 2008.

The financing costs of $2,879,447 for the three months ended March 31, 2009 consisted of the following:

•	$514,302 related to the excess of fair value of the conversion option over the principal of the convertible notes.
•	$2,365,145 related to the warrants that were issued to FDS and Plainfield per the default provisions in their respective short-term notes.

The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts recorded on March 13, 2008 that related primarily to the change in the conversion price from $0.60 to $0.30 for the $10,610,000 convertible notes that were outstanding as of that date.  The discount for this concession was $6,540,487.

The change in fair value of accrued derivative liability for the three months ended March 31, 2009 was an increase of $682,192 compared to $0 for the three months ended March 31, 2008.  The change is because we did not have any derivative liabilities during the three months ended March 31, 2008.

Foreign currency transaction loss was $258,497 for the three months ended March 31, 2009 compared to a gain of $2,324,379 for the three months ended March 31, 2008, for a change of $2,582,876 or 111%. The change is primarily due to the line of credit which was denominated and payable in U.S. dollars.  The change in exchange rate in favor of the Peruvian Soles increased by 9.6% from December 31, 2007 to March 31, 2008 compared to a 0.6% decrease from December 31, 2008 to March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had $1,343,722 in cash and cash equivalents. In addition, during the three months ended March 31, 2009, our cash used in operating activities was $1,376,415 compared to our cash provided by operating activities of $1,033,068 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, the cash used in operating activities was comprised primarily of our net loss of $9,467,093, offset primarily by non-cash charges of $6,609,658.

During the three months ended March 31, 2009 and 2008, we used $9,212 and $8,397,561 in investing activities, respectively. For the three months ended March 31, 2009 and 2008, we used $0 and $7,074,246, respectively for the purchase of property, plant, and equipment. Our VAT credit increased by $9,212 and $1,323,315 for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009 and 2008, cash provided by financing activities was $2,198,978 and $9,240,376, respectively. During the three months ended March 31, 2009, we received $2,200,000 from the issuance of convertible debt compared to $5,000,000 of convertible debt and $3,600,000 proceeds from the line of credit during the three months ended March 31, 2008.

The construction of our Callao Port Facility has been completed and successfully tested. If we secure sufficient financing, we are targeting to begin operations during the second quarter of 2009.

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

Loan Agreement

In order to finance the construction of the Callao Port Facility, on September 12, 2007, we entered into a $20,000,000 loan agreement, (the “Loan Agreement”), with Plainfield.

On April 18, 2008, we amended the Loan Agreement which increased the borrowing amount by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement was $37,346,939.  As of March 31, 2009 and December 31, 2008, the principal balance outstanding was $37,346,939.

During the three months ended March 31, 2009, we converted $1,009,026 of accrued interest to our PIK Notes.

Obligations under the Loan Agreement are secured by liens on substantially all of the assets of our Company.  However, pursuant to the amendment, Plainfield agreed to release any liens or security interests on inventory (including raw materials, finished product, byproducts and inventory in process) and accounts receivable and the proceeds thereof.

Convertible Debt

On September 12, 2007, we issued to Plainfield $10,000,000 aggregate principal amount of our PIK Notes.  Our Company is to pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008. The PIK Notes are senior unsecured obligations of our Company and rank equally in right of payment to our Company’s future senior indebtedness. The Additional Notes also restrict our Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

As of December 31, 2008, we had issued $19,707,900 of PIK Notes.  During the three months ended March 31, 2009, we issued the following PIK Notes:

•	$1,009,206 for accrued interest on the Loan Agreement with an exercise price is $0.30 per share.
•	$1,169,621 for accrued interest from September 15, 2008 through March 15, 2009 related to the PIK Notes with an exercise price of $0.30 per share.
•	$2,200,000 of additional principal with an exercise price of $0.04 per share.

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

We did not make the required principal payment of $500,000 on January 15, 2009.  Pursuant to the agreement, we issued 13,333,333 additional warrants on April 8, 2009. We will convert the Plainfield Note into a three-month term loan with an interest rate of 15% per annum.

Plainfield 2009 Note

On April 28, 2009, the Company signed a promissory note (“Plainfield 2009 Note”) to pay Plainfield $500,000. The Plainfield 2009 Note provides that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Note at 5% of the principal amount to Plainfield in one (1) installment of $525,000 on the earlier of (a) May 30, 2009 and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000 (May 30, 2009 or such earlier date, the “Maturity Date”).  Any accrued interest shall be added to the principal sum then owed by the Company to Plainfield and paid on the Maturity Date.

The Plainfield 2009 Note provides for certain events of default with various remedies including acceleration or conversion, at Plainfield’s sole option, in lieu of the other remedies for an event of default, into a PIK Note in an aggregate principal amount of $525,000, convertible into 13,125,000 shares of common stock, par value $.001 per share, of the Company’s common stock at a conversion price of $0.04 per share. Plainfield may at its sole option exchange the PIK Note at any time after the date of the event of default for (a) a promissory note (the “Exchange Note”) issued by the Company, identical in all respects to the PIK Note, except that the Exchange Note shall not have any conversion or exchange rights and (b) a number of shares of common stock equal to the number of shares that would have been issued upon the conversion of the PIK Note pursuant to the immediately preceding sentence divided by 1.2.

After considering all transactions with Plainfield, Plainfield and its affiliates own:

• 89,683,765 shares of our common stock, or 52% of our issued and outstanding stock
• Warrants exercisable into 16,666,666 shares of our common stock at an exercise price of approximately $0.30 per share
• $21,886,637 aggregate principal amount of notes convertible into 72,955,458 shares of our common stock at a conversion price of $0.30 due on September 12, 2012
• $2,725,000 aggregate principal amount of notes convertible into 68,125,000 shares of our common stock at a conversion price of $0.04 due on September 12, 2012
• $37,346,939 aggregate principal amount due under the line of credit due January 12, 2011.

FDS Note

On December 4, 2008, we executed a Promissory Note (the “FDS Note”) promising to pay to FDS Corporation S.A (“FDS”), the principal amount of $1,000,000.  We were to pay FDS the principal amount in one installment of $1,000,000 on the earlier of (a) January 15, 2009 or (b) the date we enter into an agreement with Banco Internacional del Perú - Interbank (“Interbank Peru”) pursuant to which Interbank Peru will provide us with term loan financing, in a principal amount of not less than $40,330,000. The FDS Note is a non-interest bearing note.

We did not make the required principal payment of $1,000,000 on January 15, 2009.  Pursuant to the agreement, we issued 26,666,666 additional warrants on April 8, 2009.  We will convert the FDS Note into a three-month term loan with an interest rate of 15% per annum.

FDS 2009 Note

On April 28, 2009, the Company signed a promissory note (“FDS 2009 Note”) to pay FDS $500,000. The FDS 2009 Note provides that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the FDS 2009 Note at 5% of the principal amount to FDS in one (1) installment of $525,000 on the earlier of (a) May 30, 2009 and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000 (May 30, 2009 or such earlier date, the “Maturity Date”).  Any accrued interest shall be added to the principal sum then owed by the Company to FDS and paid on the Maturity Date.

The FDS 2009 Note provides for certain events of default with various remedies including acceleration or conversion, at FDS’s sole option, in lieu of the other remedies for an event of default, into a PIK Note in an aggregate principal amount of $525,000, convertible into 13,125,000 shares of common stock, par value $.001 per share, of the Company’s common stock at a conversion price of $0.04 per share. FDS may at its sole option exchange the PIK Note at any time after the date of the event of default for (a) a promissory note (the “Exchange Note”) issued by the Company, identical in all respects to the PIK Note, except that the Exchange Note shall not have any conversion or exchange rights and (b) a number of shares of common stock equal to the number of shares that would have been issued upon the conversion of the PIK Note pursuant to the immediately preceding sentence divided by 1.2.

Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”). Under the Bond Agreement, FDS agreed to open a financial bond in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru (the “FDS Bond”) for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The FDS Bond accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the FDS Bond, the Company issued to FDS seven year cashless warrants to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued (the “FDS Bond Warrants”). FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

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

Commitments and Contingencies

We entered into the following agreements:

a)
On August 13, 2007, Pure Biofuels del Peru entered into a services agreement with Ocean Marine, whereby Ocean Marine agreed to render consulting, management and logistical support services with respect to executive office duties and responsibilities.  Pure Biofuels del Peru pays Ocean Marine $408,000 annually for these services.  The term of this agreement is from August 13, 2007 through August 12, 2009.

b)
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

c)	During the three months ended March 31, 2009, the Company entered into additional agreements with Plainfield. See footnotes 7 and 8 for a description of these agreements.

Leases
d)
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

e)
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

Contractual Obligations

Our significant contractual obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$2,550,000	$-	$24,086,637	$-	$26,636,637
Line of credit	-	37,346,939	-	-	37,346,939
Operating lease obligations	94,816	141,276	-	-	236,092
Total	$2,644,816	$37,488,215	$24,086,637	$-	$64,219,668

Off-Balance Sheet Arrangements

Performance Bond

On March 27, 2009, we entered into a performance bond agreement (the “Bond Agreement”), with FDS. Under the Bond Agreement, FDS agreed to open a financial bond in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru (the “FDS Bond”) for a term of up to twelve months, subject to automatic extension for up to two additional twelve month periods.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, we issued to FDS seven year cashless warrants to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued (the “FDS Bond Warrants”). FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

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

Effective January 1, 2009, the Company adopted SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities, and amendment of FASB No. 133", which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of any gains and losses on derivative instruments.

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

Accrued Derivative Liabilities

The Company applies FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in EITF 07-5, the Company determines which instruments or embedded features that require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

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

Concentrations

Our operations are primarily in Peru and virtually all of our assets and liabilities are giving rise to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risks.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Our Company’s subsidiaries use their local currencies, the PEN and the ARS, as their functional currencies. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  The Company adopted SFAS 160 effective January 1, 2009.  The Company has determined the adoption of SFAS 160 did not have a material impact to the Company’s consolidated financial position or consolidated results of operations as of March 31, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP FAS 115-2 and FAS 124-2”). The Company is in the process of evaluating the impact, if any, of applying this FSP on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2009.

This conclusion is based upon material weaknesses that relate to the following:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the first quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE BIOFUELS CORP.

By:	/s/ Luis Goyzueta
Luis Goyzueta Chief Executive Officer and Director

Date: May 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Luis Goyzueta	Chief Executive Officer and Director	May 15, 2009
Luis Goyzueta	(Principal Executive Officer)

/s/ Alberto Pinto	President and Director	May 15, 2009
Alberto Pinto

/s/ Gustavo Goyzueta	Chief Financial Officer	May 15, 2009
Gustavo Goyzueta	(Principal Financial Officer and
Principal Accounting Officer)

/s/ C. Wendell Tewell	Chairman of the Board of Directors	May 15, 2009
C. Wendell Tewell

/s/ Laurence Charney	Director	May 15, 2009
Laurence Charney