Form 10-Q
period 2009-06-30
PURE BIOFUELS CORP
filed 2009-08-14
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 14, 2009, the Company had 236,387,893 outstanding shares of common stock, par value $0.001.

PURE BIOFUELS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations and Other Comprehensive Loss for the three and six months ended June 30, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to June 30, 2009 (unaudited)	4

	Consolidated Statement of Stockholders' Equity (Deficit) for the period From May 10, 2006 (date of inception) to June 30, 2009 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from May 10, 2006 (date of inception) to June 30, 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

SIGNATURES		50

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECMEBER 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$190,261	$579,241
Restricted cash	141,908	141,775
Accounts receivable	45,535	148,337
Other receivables	279,886	11,539
Inventories	663,926	1,192,362
Prepaid expenses and other assets	3,894,727	117,094
TOTAL CURRENT ASSETS	5,216,243	2,190,348

VAT CREDITS	7,824,685	7,368,021
PROPERTY, PLANT AND EQUIPMENT, net	38,971,287	37,546,422
DEBT ISSUANCE COSTS, net	3,229,677	3,919,311
GOODWILL	7,295,144	7,015,640
OTHER ASSETS	259,296	248,133
TOTAL ASSETS	$62,796,332	$58,287,875

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,846,607	$5,325,948
Accrued expenses	1,277,707	879,941
Interest and penalties payable	3,062,241	1,079,533
Due to prior stockholders of Interpacific Oil	5,964,056	5,740,061
Due to related parties	592,616	399,780
Notes payable-short term, net of debt discount of $0 and $266,622
as of June 30, 2009 and December 31, 2008, respectively	2,500,000	1,233,378
Accrued derivative liabilities	35,837,963	564,643
TOTAL CURRENT LIABILITIES	54,081,190	15,223,284

CONVERTIBLE NOTES, net of debt discount of $13,778,452 and $12,770,545
as of June 30, 2009 and December 31, 2008, respectively	11,269,917	6,937,445
LINE OF CREDIT	37,346,939	37,346,939
TOTAL LIABILITIES	102,698,046	59,507,668

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 750,000,000 shares
authorized; 172,374,699 and shares issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	172,375	172,375
Additional paid-in capital	49,582,924	55,362,143
Accumulated other comprehensive loss	(106,703)	(564,933)
Deficit accumulated during the development stage	(89,550,310)	(56,189,378)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(39,901,714)	(1,219,793)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,796,332	$58,287,875

The accompanying notes are an integral part of these consolidated financial statements.

See note 17 for pro-forma balance sheet reflecting the July 16, 2009 financing.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO JUNE 30, 2009

					For the period
					from May 10, 2006
	Three Months Ended		Six Months Ended		(date of inception)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	to June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$544,385	$-	$957,733	$-	$1,090,905

COST OF REVENUE	133,472	-	890,522	-	2,057,782

GROSS PROFIT (LOSS)	410,913	-	67,211	-	(966,877)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,047,062	2,083,805	4,083,134	5,051,986	27,104,065

LOSS FROM OPERATIONS	(1,636,149)	(2,083,805)	(4,015,923)	(5,051,986)	(28,070,942)

OTHER INCOME (EXPENSES):
Interest and financing costs	(8,064,264)	(1,209,396)	(14,148,803)	(3,012,867)	(48,710,640)
Other expenses, net	(321,777)	(160,327)	(383,868)	(157,026)	(429,230)
Change in fair value of accrued derivative liabilities	(20,393,074)	-	(21,075,266)	-	(11,551,450)
Foreign currency transaction gain (loss)	1,804,130	(3,193,013)	1,545,633	(868,634)	(788,048)
TOTAL OTHER EXPENSE, net	(26,974,985)	(4,562,736)	(34,062,304)	(4,038,527)	(61,479,368)

LOSS BEFORE PROVISION FOR INCOME TAXES	(28,611,134)	(6,646,541)	(38,078,227)	(9,090,513)	(89,550,310)

PROVISION FOR INCOME TAXES	-	-	-	800	-

NET LOSS	$(28,611,134)	$(6,646,541)	$(38,078,227)	$(9,091,313)	$(89,550,310)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	(5,546)	198,003	458,230	11,379	(106,703)

COMPREHENSIVE LOSS	$(28,616,680)	$(6,448,538)	$(37,619,997)	$(9,079,934)	$(89,657,013)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.17)	$(0.09)	$(0.22)	$(0.12)	$(0.98)

WEIGHTED AVERAGE COMMON
EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	172,374,699	77,687,871	172,374,699	77,357,848	91,775,319

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO JUNE 30, 2009

	Common Stock		Additional Paid-in	Susbscriptions Received	Accumulated Other Comprehensive	Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	In Advance	Loss	Stage	(Deficit)
Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adjustment for change in par value	-	(303)	303	-	-	-	-
Recapitalization transactions
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626	-	-	-	1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912	-	-	-	-
Recapitalization Adjustment	29,999,970	29,999	(210,526)	-	-	-	(180,527)
Shares acquired by legal parent	(1,000)	(1)	-	-	-	-	(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306	-	-	-	2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573	-	-	-	320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344	-	-	-	303,749
Finders fee	-	-	(195,000)	-	-	-	(195,000)
Subscriptions received in advance	-	-	-	96,277	-		96,277
Net loss	-	-	-	-	-	(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	$62,132	$4,888,538	$96,277	$-	$(1,075,611)	$3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-	-	3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-	-	212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-	-	507,647	-	-	-	507,647
Beneficial conversion feature associated with convertible debentures	-	-	507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-	-	390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-	-	54,958	-	-	-	54,958
Estimated liquidated damages	-	-	(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-	-	4,152,000	-	-	-	4,152,000
Repricing of warrants	-	-	41,697	-	-	-	41,697
Transfer to accrued derivative liability	-	-	(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	$75,320	$30,487,037	$-	$(199,791)	$(21,878,236)	$8,484,330

Stock compensation expense for options issued to employees	-	-	2,363,216	-	-	-	2,363,216
Issuance of common stock for Interpacific Oil	2,166,667	2,167	994,500	-	-	-	996,667
Issuance of common stock for services	15,000	15	5,835	-	-	-	5,850
Fair value of warrants issued with short-term notes payable	-	-	573,628	-	-	-	573,628
Conversion of convertible debt	186,435	186	106,081	-	-	-	106,267
Repricing of warrants	-	-	979,805	-	-	-	979,805
Repricing of convertible debentures	-	-	5,481,833	-	-	-	5,481,833
Value of beneficial conversion feature on convertible note issuance	-	-	166,667	-	-	-	166,667
Exchange of 59,227,517 warrants for 78,033,754
shares of common stock with Plainfield on 08/05/08	78,033,765	78,034	9,089,016	-	-	-	9,167,050
Issuance of 15,714,287 shares for $.35 per share on
August 13, 2008	15,714,287	15,714	5,071,786	-	-	-	5,087,500

Exchange of 1,408,164 warrants for 938,776 shares with YA Global - on 09/08/08	938,776	939	42,739	-	-	-	43,678
Foreign currency translation adjustment	-	-	-	-	(365,142)	-	(365,142)
Net loss	-	-	-	-	-	(34,311,142)	(34,311,142)

Balance, December 31, 2008 as previously reported	172,374,699	$172,375	$55,362,143	$-	$(564,933)	$(56,189,378)	$(1,219,793)
Cumulative effect of reclassification of warrants and conversion options	-	-	(6,939,172)	-	-	4,717,295	(2,221,877)
Balance, January 1, 2009 as adjusted	172,374,699	$172,375	$48,422,971	$-	$(564,933)	$(51,472,083)	$(3,441,670)
Stock compensation expense for options issued to employees	-	-	1,155,020	-	-	-	1,155,020
Reclassification of fair value of options from liability to equity	-	-	4,933	-	-	-	4,933
Foreign currency translation adjustment	-	-	-	-	458,230	-	458,230
Net loss	-	-	-	-	-	(38,078,227)	(38,078,227)

Balance, June 30, 2009 (unaudited)	172,374,699	$172,375	$49,582,924	$-	$(106,703)	$(89,550,310)	$(39,901,714)

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without change to the par value. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO JUNE 30, 2009

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the period from May 10, 2006 (date of inception) to June 30, 2009
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,078,227)	$(9,091,313)	$(89,550,310)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	395,284	22,380	1,273,571
Stock compensation expense for options issued to employees	1,155,020	1,264,716	7,115,830
Fair value of shares issued for services	-	5,850	5,850
Fair value of shares issued for financing costs	1,819,375	46,267	1,865,642
Fair value of warrants issued for services	-	-	54,958
Fair value of warrants and conversion options issued for financing costs	4,913,240	573,628	5,877,087
Financing costs of warrant repricing	-	87,818	129,515
Amortization of debt discounts, debt issuance costs and financing costs	3,995,041	1,957,412	13,675,231
Financing costs related to warrants exchanged for common stock	-	-	18,966,363
Change in fair value of accrued derivative liabilities	21,075,266	-	11,551,450
Loss on write off of deposit	-	200,875	203,672
Non-cash foreign currency transaction loss (gain)	(1,587,927)	1,215,298	1,462,482
Changes in operating assets and liabilities:
Accounts receivable	106,187	-	(52,287)
Other receivables	(260,957)	35,121	(210,952)
Inventories	564,020	-	(709,826)
Prepaid expenses and other assets	(730,041)	452,733	(518,794)
Accounts payable	(442,584)	(721,491)	5,076,235
Accrued expenses	369,083	589,486	1,090,635
Accrued consulting fees	-	-	97,500
Interest payable	3,259,386	(1,187,945)	6,125,329
Due to related parties	170,512	(15,696)	244,355
Net cash used in operating activities	(3,277,322)	(4,564,861)	(16,226,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Interpacific Oil S.A.C.	-	-	(700,000)
Increase in deposits	-	(141,192)	(464,956)
Increase in VAT credits	(137,482)	(3,134,001)	(8,025,364)
Net cash acquired with acquisition	-	-	1,825,805
Prepayment for purchase of equipment	-	(429,718)	(174,276)
Purchase of property, plant and equipment	(193,528)	(14,387,843)	(36,597,418)
Net cash used in investing activities	(331,010)	(18,092,754)	(44,136,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions received in advance	-	-	96,277
Proceeds from issuance of convertible notes	2,200,000	5,000,000	20,200,000
Proceeds from issuance of notes payable - short term	1,500,000	-	3,000,000
Proceeds from line of credit	-	20,946,852	37,346,939
Change in restricted cash	5,867	-	(1,145,596)
Interest payment deducted from restricted cash	-	744,411	1,039,541
Payment on notes payable - short term	(500,000)	-	(500,000)
Payment on convertible debt	-	-	(3,000,000)
Payment on long term debt	-	-	(1,200,000)
Payment of debt issuance costs	-	(1,165,617)	(4,170,963)
Proceeds from the issuance of common stock	-	-	9,704,375
Net cash provided by financing activities	3,205,867	25,525,646	61,370,573

Effect of exchange rate changes on cash and cash equivalents	13,485	(1,655,779)	(817,639)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(388,980)	1,212,252	190,261

CASH AND CASH EQUIVALENTS, Beginning of period	579,241	2,991,104	-

CASH AND CASH EQUIVALENTS, End of period	$190,261	$4,203,356	$190,261

The accompanying notes are an integral part of these consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Organization and Line of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on October 2, 2003 under the name Metasun Enterprises, Inc. Pursuant to a share exchange agreement (“Share Exchange Agreement”) dated July 26, 2006, the Company acquired 99.9% of the issued and outstanding common stock of Pure Biofuels del Peru S.A.C. (“Peru SAC”), a private Peruvian corporation, in consideration for the issuance of 29,999,970 common shares. The Share Exchange Agreement occurred on September 15, 2006 (“Date of Acquisition”). As of the closing date, the former shareholders of Peru SAC held approximately 55% of the issued and outstanding common shares of the Company. The acquisition of Peru SAC, therefore, was recorded as a reverse acquisition for accounting purposes. Peru SAC was incorporated on May 10, 2006 under the laws of Peru, and Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. In accordance with the accounting rules for reverse acquisitions, the consolidated financial statements are presented as a continuation of Peru SAC and include the results of operations of Peru SAC since incorporation on May 10, 2006, and the results of operations of the Company since the Date of Acquisition.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

On December 4, 2007, the Company, Peru SAC, 99.9% owned subsidiary of the Company, Interpacific Oil S.A.C., a Peruvian corporation (“Interpacific”), and certain stockholders of Interpacific entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Peru SAC acquired all of the outstanding capital stock of Interpacific, with Peru SAC continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peruvian laws.

Development Stage Company and Going-Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated significant revenue.  The Company has two principal facilities which have been completed and tested.  The Company has revenues from the sale of inventory and by-products that was produced during the testing phase of the facility.  In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going-concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financings to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations. For the six months ended June 30, 2009, the Company incurred a net loss of $38,078,227 and as of June 30, 2009, the Company has a deficit accumulated during the development stage of $89,550,310. Further, as of June 30, 2009, the Company has negative working capital of $48,864,947 which includes $35,837,963 of accrued derivative liabilities. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continues to seek raising additional funds through equity or debt financing.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied. The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (“PEN”) and the Argentinean Peso (“ARS”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries, as reflected in the table below. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor.  As of June 30, 2009 and December 31, 2008, total restricted cash related to the standby letter of credit amounted to $141,908 and $141,775, respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.  As of June 30, 2009 and December 31, 2008, the Company determined that no reserves for accounts receivable were necessary.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)
Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of June 30, 2009 and December 31 2008, the Company believes that no reserve was necessary.

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

Goodwill and Impairment

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), to record goodwill and intangible assets.  In accordance with SFAS 142, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of June 30, 2009 and December 31, 2008, there was no significant impairment of its goodwill.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there was no significant impairment of its long-lived assets.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Accrued Derivative Liabilities

The Company applies FASB’s Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in EITF 07-5, the Company determines which instruments or embedded features that require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of accrued derivative liabilities.”

Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

The Company’s warrant liability is carried at fair value totaling $19,697,582 and $564,643, as of June 30, 2009 and December 31, 2008, respectively.  The Company’s conversion option liability is carried at fair value totaling $16,140,381 and $0 as of June 30, 2009 and December 31, 2008, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability, conversion option liability and option liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Fair Value As of June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
Liabilities	(unaudited)	Level 1	Level 2	Level 3
Warrant liability	$19,697,582		$19,697,582
Conversion option liability	$16,140,381		$16,140,381

The Company recognized losses of $20,393,074, $21,075,266 and $11,551,450, for the change in the fair value of accrued derivative liabilities for the three and six months ended June 30, 2009 and for the period from May 10, 2006 (date of inception) to June 30, 2009.  For the three and six months ended June 30, 2008, there was no gain or loss for the changes in the valuations of the aforementioned liabilities.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru, Argentina and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru and Argentina are not covered by insurance. As of June 30, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits of approximately $190,000 and $567,000, respectively. The Company has not experienced any losses in such accounts.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the PEN and the ARS, as their functional currencies. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded a translation loss of $5,546 for the three months ended June 30, 2009 and a translation gain of $458,230 for the six months ended June 30, 2009.  The Company recorded translation gains of $198,003 and $11,379 for the three and six months ended June 30, 2008, respectively and a translation loss of $106,703 for the period from May 10, 2006 (date of inception) to June 30, 2009. Asset and liability amounts at June 30, 2009 and December 31, 2008 were translated at 3.011 PEN to $1.00 USD and 3.142 PEN to $1.00 USD, respectively for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the six months ended June 30, 2009 and 2008 were 3.098 PEN and 2.982 PEN to $1.00 USD, respectively.  At June 30, 2009 and December 31, 2008, the exchange rates for the assets and liabilities of the Company’s Argentinean subsidiary were 3.720 ARS and 3.453 ARS to $1.00 USD, respectively. The average translation rates applied to the income statement accounts for the Company’s Argentinean subsidiary for the six months ended June 30, 2009 and 2008 were 3.626 ARS and 3.110 to $1.00 USD, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the three and six months ended June 30, 2009, the Company recorded transaction gains of $1,804,130 and $1,545,633, respectively.  The Company recorded transaction losses of $3,193,013, $868,634, and $788,048 for the three and six months ended June 30, 2008, and for the period from May 10, 2006 (date of inception) to June 30, 2009, respectively. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Under FIN 48, tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.

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

On April 27, 2007, the Company’s board of directors amended and restated the Company’s stock option plan to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute efforts to the Company.  The board of directors administers the stock option plan. The stockholders approved the stock option plan on November 19, 2007.

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

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  The Company adopted SFAS 160 effective January 1, 2009.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), (ii) FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”), and (iii) FSP SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP SFAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157. The adoption of these FASB Staff Positions did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 – Inventories

Inventories consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
Description	2009	2008
	(unaudited)
Raw Material	$289,917	$794,493
Work-in-Process	101,852	152,844
Finished Goods	272,157	245,025
Inventories, net	$663,926	$1,192,362

Note 4 – VAT Credits

At June 30, 2009 and December 31, 2008, the Company recognized a value added tax (“VAT”) credit of $7,824,685 and $7,368,021, respectively in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund against VAT payable or sales. As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the credits have been classified as non-current.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Land	$3,360,166	$3,220,041
Plant under construction	4,676,300	4,974,263
Building improvements	805,934	595,039
Equipment	31,036,833	29,236,036
Computer equipment and licenses	243,359	240,374
Other fixed assets	111,336	101,124
	40,233,928	38,366,877
Accumulated depreciation	(1,262,641)	(820,455)
Property, Plant and Equipment, net	$38,971,287	$37,546,422

Depreciation expense amounted to $229,314 and $395,284, for the three and six months ended June 30, 2009, respectively,  and $11,504 and $22,380 for the three and six months ended June 30, 2008, respectively, and $1,273,571 for the period from May 10, 2006 (inception) to June 30, 2009.

Note 6 – Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”).  Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, the Company issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

In accordance with EITF 07-5 and SFAS 133, the Company determined that the FDS Bond Warrants should be classified as a liability at fair value on the date the FDS Bond Warrants were issued.  The Company determined the fair value of the FDS Bond Warrants to be $4,085,589 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest rate of 2.28% and (4) dividend rate of 0%.  The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company will amortize the $4,085,589 over one year.  The amortization expense for the three and six months ended June 30, 2009 was $1,018,598, and $1,063,372, respectively, and is included in “interest and financing costs” in the accompanying consolidated statements of operations.

Note 7 – Notes Payable – Short Term

FDS Notes and Warrants

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

In accordance with EITF 07-05 and SFAS 133, the Company determined that the FDS Additional Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  The Company did not issue the FDS Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the FDS Additional Warrants at January 15, 2009 to be $1,576,763 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 2.28% and (4) dividend rate of 0%.  The fair value of $1,576,763 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

During the six months ended June 30, 2009, the Company repaid $500,000 toward the outstanding principal balance of $1,000,000.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

On April 28, 2009 and June 18, 2009, the Company signed promissory notes (“FDS 2009 Notes”) to borrow from FDS $500,000 and $250,000, respectively. The FDS 2009 Notes provide that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the FDS 2009 Notes at 5% of the principal amount to FDS in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by the Company to FDS and paid on the Maturity Dates.

The FDS 2009 Notes provide for certain events of default with various remedies.  Pursuant to the default provisions, the Company issued to FDS seven-year cashless warrants (“FDS 2009 Warrants”) to purchase 12,500,000 and 6,250,000 shares of the Company’s common stock at an exercise price of $0.04 per share of common stock for the $525,000 and the $262,500 principal and interest balances, respectively.  FDS may at its sole option exchange all or any FDS 2009 Warrants at any time after the date of the event of default and during the exercise period for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS 2009 Warrants divided by 1.2.

In accordance with EITF 07-05 and SFAS 133, the Company determined that the FDS 2009 Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  The Company determined the fair value of the FDS Additional Warrants at May 30, 2009 and June 30, 2009 to be $1,069,199 and $964,594, respectively using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 3.06% and 3.18%, respectively and (4) dividend rate of 0%.  The fair value of $1,069,199 and $964,594 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

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

In accordance with EITF 07-05 and SFAS 133, the Company determined that the Plainfield Additional Warrants should be classified as a liability at fair value on the date the Plainfield Additional Warrants were to be issued.  The Company did not issue the Plainfield Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the Plainfield Additional Warrants at January 15, 2009 to be $788,382 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 2.28% and (4) dividend rate of 0%.  The fair value of $788,382 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

On April 28, 2009 and July 18, 2009, the Company signed promissory notes (“Plainfield 2009 Notes”) to borrow from Plainfield $500,000 and $250,000, respectively. The Plainfield 2009 Notes provide that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Notes at 5% of the principal amount to Plainfield in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by the Company to Plainfield and paid on the Maturity Date.

The Plainfield 2009 Notes provide for certain events of default with various remedies including acceleration or conversion, at Plainfield’s sole option, in lieu of the other remedies for an event of default, into a Paid-in-Kind (“PIK”) Note in an aggregate principal amount of $525,000 and $262,500, convertible into 13,125,000 and 6,562,500 shares of common stock, respectively, of the Company’s common stock at a conversion price of $0.04 per share.  Plainfield may at its sole option exchange the PIK Note at any time after the date of the event of default for (a) a promissory note (the “Exchange Note”) issued by the Company, identical in all respects to the PIK Note, except that the exchange note shall not have any conversion or exchange rights and (b) a number of shares of common stock equal to the number of shares that would have been issued upon the conversion of the PIK Note pursuant to the immediately preceding sentence divided by 1.2.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Company did not repay the Plainfield 2009 Notes on the required dates and pursuant to the terms of the agreement, Plainfield opted to exchange the PIK Note for the Exchange Note and receive shares of common stock.  The exchange of the PIK Note and the issuance of the common shares were performed in conjunction with the Interbank Peru financing on July 16, 2009.  The fair value of the 10,937,500 shares (13,125,000 divided by 1.2) on May 30, 2009 was $984,375 and the fair value of the 5,468,750 shares (6,562,500 divided by 1.2) on June 30, 2009, was $875,000.  The Company recorded these amounts as “interest and financing costs” in the consolidated statement of operations with a corresponding credit to “interest and penalties payable” in the consolidated balance sheets.

Note 8 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLC I”) and Plainfield Peru II LLC (“LLC II” and together with LLC I, “Plainfield”) pursuant to which the Company agreed to sell to the Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company is to pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2008.  Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

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

The Company is to pay interest on the Additional Notes semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2008. Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Additional Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Additional Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest Notes”). The first payment of interest shall be paid in PIK Interest Notes.

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

The Company determined that the 2009 Notes contained an embedded beneficial conversion feature as the conversion price of $0.04 per share was less than the share price of $0.06 on the date of issuance.  The Company applied EITF 07-5 and recorded the fair value of $2,714,302 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  (1) expected life between 3.47 and 3.51 years, (2) risk free interest rate between 1.27% and 1.46%, (3) dividend yield of 0%, and (4) volatility of 130%.  The Company recorded $2,200,000 to debt discounts to be amortized over the life of the 2009 Notes and $514,302 to “interest and financing costs.”

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the convertible notes:

Convertible
Notes
Balance, December 31, 2007	$602,080
Additional principal	5,000,000
Conversion of interest to principal	1,526,600
Line of Credit PIK interest	3,181,390
Discount related to additional principal
and repricing of conversion price	(5,648,500)
Discount related to change in terms	(891,987)
Amortization of note discount	3,167,862
Balance, December 31, 2008	$6,937,445
Conversion of interest to principal	1,169,622
Additional principal	2,200,000
Line of Credit PIK interest	1,970,758
Increase Discount per implementation
of EITF 07-5	(428,153)
Discount related to additional principal	(2,554,129)
Amortization of note discount	1,974,374
Balance, June 30, 2009 (unaudited)	$11,269,917

Total interest incurred for the three and six months ended June 30, 2009 related to the convertible debentures amounted $741,956 and $1,367,971, respectively and $468,300 and $778,220 for three and six months ended June 30, 2008, respectively, and $3,198,517 for the period from May 10, 2006 (date of inception) to June 30, 2009.

For the three and six months ended June 30, 2009, the Company amortized debt discounts in the amount $1,067,583 and $1,974,374, respectively and $860,193 and $1,428,574, for the three and six months ended June 30, 2008, respectively, and $5,744,316 for the period from May 10, 2006 (date of inception) to June 30, 2009, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at June 30, 2009 and December 31, 2008 is $864,418 and $667,280, respectively.

Note 9 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement (“Line of Credit”), between the Company, as Guarantor, and Peru SAC and Palma Industrial S.A.C., each a 99.9% owned subsidiary of the Company (“Subsidiaries”), various lenders and PSSM, as Administrative Agent.  The Loan Agreement terminates on January 12, 2011.

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The outstanding balance of the Line of Credit at June 30, 2009 and December 31, 2008 was $37,346,939. Total interest expense for the three and six months ended June 30, 2009 was $920,446 and $1,830,778, respectively, and $1,112,071 and $1,702,740 for the three and six months ended June 30,2008, respectively, and $6,173,343 for the period from May 10, 2006 (date of inception) to June 30, 2009.

Principal maturities on total debt are scheduled to occur in the following years as of June 30:

2009	$2,500,000
2010	-
2011	37,346,939
2012	25,048,369
Total debt	$64,895,308

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

The fair value of all warrants at June 30, 2009 is $19,697,582.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Accrued Conversion Option Liability

Convertible Debt Otstanding at January 1, 2009

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

Convertible Debt Issued in March 2009

The Company determined that the 2009 Notes discussed in Note 8, contained an embedded conversion feature.  Based on EITF 07-05, the $2,714,302 fair value of the conversion feature was recorded as liability at the issuance date of the 2009 Notes.

The fair value of all conversion options at June 30, 2009 is $16,140,381.

Note 11 – Stockholders’ Equity

Common Stock

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. On November 19, 2007, the stockholders approved an amendment to its articles of incorporation to increase the number of authorized common shares to 250,000,000 and to authorize 1,000,000 shares of preferred stock, par value $0.001.  On October 28, 2008, the stockholders’ approved an amendment to its articles of incorporation to increase the number of authorized common shares to 325,000,000.  On May 22, 2009, the stockholders’ approved an amendment to its articles of incorporation to increase the number of authorized common shares to 750,000,000.

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

The following is a summary of the option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	14,000,000	$0.60
Granted	2,440,000	$0.60
Exercised	-	-
Forfeited	(1,253,750)	$0.60
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	-
Exercised	-
Forfeited	-
Outstanding, June 30, 2009 (unaudited)	15,186,250		8.09	-
Exercisable, June 30, 2009 (unaudited)	10,983,750	$0.60	8.05	-

The Company recognized $577,510 and $1,155,020 in share-based compensation expense for the three and six months ended June 30, 2009, respectively, $632,358 and $1,264,716 for three and six months ended June 30, 2008, respectively, and $7,115,830 for the period from May 10, 2006 (date of inception) to June 30, 2009.

The compensation expense related to the unvested options as of June 30, 2009 is $2,353,945 which will be recognized over the weighted average period of 1.20 years.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Warrants

The following summarizes the stock purchase warrant transactions for the six months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2007	60,303,581	$0.61
Granted	12,289,271	$0.30
Exercised	-	-
Exchanged	(60,635,681)	$0.31
Forfeited	(151,505)	$1.50
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	121,249,999	$0.26
Exercised	-
Forfeited	-
Outstanding, June 30, 2009 (unaudited)	133,055,665	$0.27	6.72
Exercisable, June 30, 2009 (unaudited)	133,055,665	$0.27	6.72

Note 13 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine S.A.C, (“Ocean Marine”) a company controlled by certain officers of the Company and a Peruvian Corporation, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lump sum payment of $309,166, retroactive from September 15, 2006 to June 30, 2007, for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 through to August 12, 2009. Total consulting expenses incurred under this agreement totaled $102,000 and $204,000 for the three and six months ended June 30, 2009, respectively, $102,000 and $187,000 for the three and six  months ended June 30, 2008, respectively, and $1,152,556 for the period from May 10, 2006 (date of inception) to June 30, 2009.  The outstanding balance owed to Ocean Marine at June 30, 2009 and December 31, 2008 was $383,971 and $191,142, respectively.

b)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in notes 7, 8 and 17.

c)	As of June 30, 2009 and December 31, 2008, the Company has loans due to shareholders in the amount of $208,638.

d)	Certain officers of the Company were shareholders of Interpacific. See Note 16 for the transaction details.

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

c)	During the six months ended June 30, 2009, the Company entered into additional agreements with Plainfield. See Notes 7, 8 and 17 for a description of these agreements.

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

For the three and six months ended June 30, 2009, the Company incurred lease expense in the amount of $22,780 and $45,560, respectively and $22,239 and $44,478, for the three and six months ended June 30, 2008, respectively, and $303,879 for the period from May 10, 2006 (date of inception) to June 30, 2009.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 15 – Supplemental Cash Flow Information

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 16 – Interpacific Oil S.A.C. Acquisition

Pursuant to the Merger Agreement (see Note 1), the outstanding capital stock of Interpacific Oil S.A.C. was converted into the right to receive merger consideration payable beginning 90 days after the closing of the transaction, subject to certain performance-based adjustments described below and consisting of the following: (i) up to $6,300,000 payable with (A) $700,000 in cash, and (B) (i) up to 9,333,333 shares of common stock, par value $0.001, of the Company and (ii) a five year warrant to purchase up to 2,925,000 shares of common stock, at an exercise price of $0.47 per share. The shareholders of Interpacific included Luis Goyzueta and Alberto Pinto, the Chief Executive Officer and Chief Operating Officer of the Company, respectively.

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

At June 30, 2009, the fair value of the warrants was $363,977 which was determined by using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 4.44 years; (2) volatility of 130%; (3) risk free interest rate of 1.67% and (4) dividend rate of 0%.

As a result of the resolution by the Special Committee, the Company has a verbal understanding with the previous shareholders of Interpacific on the additional purchase price as discussed above. As of June 30, 2009, in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 5, “Accounting for Contingencies,” the Company has recognized additional goodwill and a liability of $5,963,977 for the additional purchase price.

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 17 – Subsequent Events

On July 16, 2009, the Company entered into a financing transaction to restructure its debts by using what in Peru is called a sale/leaseback but under U.S. law is more appropriately called a financing transaction with Interbank Peru (“Interbank Peru Financing”).  Under the Interbank Peru Financing, Interbank Peru acquired all the assets that comprise the Company’s Supply Plant, and in turn leased the Supply Plant back to the Company.  However, the assets remain on the Company’s books as still owned by the Company.

To guarantee the Interbank Peru Financing, it was required to remove the existing lien on the Company’s property in favor of Plainfield. Once these liens were removed the following agreements were executed as part of the guarantee to Interbank Peru (i) a mortgage on the land of the Company’s Supply Plant, (ii) a surface right over the land on which the Supply Plant stands and (iii) a conditional assignment of contractual position regarding the lease of the Company’s biodiesel plant located in Chorrillos.

The Company received $51,170,000 in cash as part of the Interbank Peru Financing.  The Company will record a note payable of $43,000,000 and reduce the VAT by $8,170,000.  The principal balance of the amount due to Interbank Peru is $43,000,000 with an effective interest rate of 10.6%.  The Company will make interest only payments for the first year and then for years two through six, the Company will make both principal and interest payments such that the loan is completely repaid at the end of year six.

Also a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution of $15,000,000, (iv) a deposit in guarantees for $15,000,000 and (v) the cash flows that the Company credited in a reserve account.

In conjunction with the Interbank Peru Financing, the Company entered into the Fifth Amendment to Securities Purchase Agreement (the “Fifth Amendment”), with Plainfield.

Pursuant to the Fifth Amendment, the Company repaid the following amounts:

•	$3,500,000 of the line of credit

•	$1,250,000 of the short term notes

•	$2,200,000 of the convertible notes

•	$169,508 of interest

The Company also issued a PIK Note to Plainfield for $34,312,220 which represents the remaining outstanding principal balance of the line of credit after the $3,500,000 was repaid and the accrued interest through July 15, 2009.  The $34,312,220 is convertible into 114,374,066 shares of common stock based on a conversion rate of $0.30.

The following is the pro-forma balance sheet at July 16, 2009 after making adjustments based on an initial evaluation of the Interbank Peru Financing to the June 30, 2009 consolidated balance sheet. The Company is still in the process of evaluating the final effects of the Interbank Peru Financing on the consolidated financial statements.

	July 16,
	2009	June 30,
	Pro Forma	2009
ASSETS	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,791,208	$190,261
Restricted cash	30,141,908	141,908
Accounts receivable and other assets	4,884,074	4,884,074
TOTAL CURRENT ASSETS	45,817,190	5,216,243

VAT CREDITS	(345,315)	7,824,685
PROPERTY, PLANT AND EQUIPMENT, net	38,971,287	38,971,287
GOODWILL, DEBT ISSUANCE COSTS AND OTHER ASSETS	12,085,348	10,784,117
TOTAL ASSETS	$96,528,510	$62,796,332

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,124,314	$6,124,314
Interest and penalties payable	549,620	3,062,241
Due to prior stockholders of Interpacific Oil and related parties	6,556,672	6,556,672
Notes payable-short term, net of debt discount of $0 and $266,622
as of June 30, 2009 and December 31, 2008, respectively	-	2,500,000
Accrued derivative liabilities	40,248,891	35,837,963
TOTAL CURRENT LIABILITIES	53,479,497	54,081,190

Convertible Notes, net of debt discount of $24,103,876 and $13,778,452
as of July 16, 2009 and June 30, 2009, respectively	33,056,713	11,269,917
Lease obligation	43,000,000	-
Line of credit	-	37,346,939
TOTAL LIABILITIES	129,536,210	102,698,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.001 par value; 325,000,000 shares
authorized; 236,387,893 and 172,374,699 and shares issued and outstanding
as of July 16, 2009 and June 30, 2009, respectively	236,388	172,375
Additional paid-in capital	59,761,022	49,582,924
Accumulated other comprehensive loss	(106,703)	(106,703)
Deficit accumulated during the development stage	(92,898,407)	(89,550,310)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(33,007,700)	(39,901,714)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$96,528,510	$62,796,332

The Company has performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements were issued.

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

In addition, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us if at all.

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

We plan to be self-sufficient with our primary raw material, vegetable oil. This comprises approximately 92% of our estimated production costs. As part of our vertical integration, we anticipate that we will need to raise $16 million in order to plant roughly 12,000 hectares of Jatropha trees.  We no longer have any intention to make palm oil part of our vertical integration strategy.  Our studies show that this will yield approximately 3 metric tons or more of oil per hectare by 2012, once the plants reach maturity. This will supply an estimated 8% of our raw material requirements and our long term objective is to develop sufficient crops in order to be 100% self-sufficient. We plan to use alternative non-edible crops like Jatropha, which can be planted in arid lands unsuitable for most food crops. There can be no assurance that we will be able to secure any such financing at terms that are favorable to us or at all, or, even if we secure such financing, that we will ever become self sufficient as described above.

Results of Operations

Comparison of the three months ended June 30, 2009 and the three months ended June 30, 2008

Revenues were $544,385 for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008.  Revenues were obtained from sales of inventory and byproducts that were produced during the testing period at the Callao Port Facility.  The Company expects the Callao Port Facility to be fully operational during the third quarter of 2009.

Costs of revenues were $133,472 for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008.  The costs of revenue include the material and production costs plus additional costs incurred during the testing of the Callao Port Facility.

Selling, general and administrative expenses were $2,047,062 for the three months ended June 30, 2009 compared to $2,083,805 for the three months ended June 30, 2008, for a decrease of $36,743 or 1.8%.

Interest and financing costs consisted of the following for the periods indicated:

	For the Three	For the Three
	Months Ended June 30, 2009	Months Ended June 30, 2008	Increase (Decrease)	% Change
Interest expense	$2,002,379	$(259,322)	$2,261,701	-872%
Financing costs	3,853,168	317,151	3,536,017	1115%
Amortization of debt discount and debt issuance costs	2,208,717	1,151,567	1,057,150	92%
	$8,064,264	$1,209,396	$6,854,868	567%

The increase of $2,261,701 in interest expense is due to the increase in our debt and that during 2008, we capitalized interest into property, plant, and equipment.  The credit balance for the three months ended June 30, 2008 was due to the reclassification of interest expense to capitalized interest.

The financing cost of $3,853,168 for the three months ended June 30, 2009 consisted of the following:

•	$1,819,375 related to the fair value of the shares to be issued per the default provisions on the Plainfield 2009 Notes.

•	$2,033,793 related to the warrants that were issued to FDS and Plainfield per the default provisions on their respective short term promissory notes.

The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after June 30, 2008.

The change in fair value of accrued derivative liability for the three months ended June 30, 2009 was an increase of $20,393,074 compared to $0 for the three months ended June 30, 2008.  The change is because the common stock share price increased from $0.07 per share at March 31, 2009 to $0.16 per share at June 30, 2009.  We did not have any derivative liabilities during the three months ended June 30, 2008.

Foreign currency transaction gain was $1,804,130 for the three months ended June 30, 2009 compared to a loss of $3,193,013 for the three months ended June 30, 2008.  The change is primarily due to the line of credit which was denominated and payable in U.S. dollars and the appreciation of the PEN is relation to the U.S. dollars for the periods indicated.

Comparison of the six months ended June 30, 2009 and. the six months ended June 30, 2008

Revenues were $957,733 for the six months ended June 30, 2009 compared to $0 for the six months ended June 30, 2008.  Revenues were obtained from sales of inventory that was produced during the testing period at the Callao Port Facility. The Company expects the Callao Port Facility to be operational during the third quarter of 2009.

Costs of revenues were $890,522 for the six months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008.  The costs of revenue include the material and production costs plus additional costs incurred during the testing of the Callao Port Facility.  As such, these costs are higher than what we would expect once the plant is fully operational.

Selling, general and administrative expenses were $4,083,134 for the six months ended June 30, 2009 compared to $5,051,986 for the six months ended June 30, 2008, for a decrease of $968,852 or 19.2%.  The decrease was primarily due to the decrease in consulting expenses of approximately $960,000 that were no longer necessary.

Interest and financing costs consisted of the following for the periods indicated:

	For the Six	For the Six
	Months Ended June 30, 2009	Months Ended June 30, 2008	Increase (Decrease)	% Change
Interest expense	$3,632,000	$47,927	$3,584,073	7478%
Financing costs	6,732,615	1,007,528	5,725,087	568%
Amortization of debt discount and debt issuance costs	3,784,188	1,957,412	1,826,776	93%
	$14,148,803	$3,012,867	$11,135,936	370%

The increase of $3,584,073 in interest expense is due to the increase in our debt and that in 2008, we were capitalizing interest into property, plant and equipment.

The financing costs of $6,732,615 for the six months ended June 30, 2009 consisted of the following:

•	$514,302 related to the excess of fair value of the conversion option over the principal of the Plainfield Notes.

•	$1,819,375 related to the fair value of the shares to be issued per the default provisions on the Plainfield 2009 Notes.

•	$4,398,938 related to the warrants that were issued to FDS and Plainfield per the default provisions in their respective short-term notes.

The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after June 30, 2008.

The change in fair value of accrued derivative liability for the six months ended June 30, 2009 was an increase of $21,075,266 compared to $0 for the six months ended June 30, 2008.  The change is because the common stock share price increased from $0.07 per share at December 31, 2008 to $0.16 per share at June 30, 2009, and the volatility used in the Black-Scholes Model increased to 130% for the June 30, 2009 calculation compared to 123% for the December 31, 2008 calculation.  We did not have any derivative liabilities during the six months ended June 30, 2008.

Foreign currency transaction gain was $1,545,633 for the six months ended June 30, 2009 compared to a loss of $868,634 for the six months ended June 30, 2008. The change is primarily due to the line of credit which was denominated and payable in U.S. dollars and the appreciation of the PEN is relation to the U.S. dollars for the periods indicated.

Liquidity and Capital Resources

As of June 30, 2009, we had $190,261 in cash and cash equivalents. In addition, during the six months ended June 30, 2009, our cash used in operating activities was $3,277,322 compared to our cash used in operating activities of $4,564,861 for the six months ended June 30, 2008.

During the six months ended June 30, 2009 and 2008, we used $331,010 and $18,092,754 in investing activities, respectively. For the six months ended June 30, 2009 and 2008, we used $193,528 and $14,387,843, respectively for the purchase of property, plant, and equipment. Our VAT credit increased by $137,482 and $3,134,001 for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009 and 2008, cash provided by financing activities was $3,205,867 and $25,525,646, respectively. During the six months ended June 30, 2009, we received $2,200,000 from the issuance of convertible debt and $1,500,000 from the issuance of short-term debt.  We also repaid $500,000 during the six months ended June 30, 2009.  During the six months ended June 30, 2008, we received $5,000,000 of convertible debt and $20,946,852 proceeds from the line of credit.

Financings

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.

Loan Agreement

In order to finance the construction of the Callao Port Facility, on September 12, 2007, we entered into a $20,000,000 loan agreement, (the “Loan Agreement”), with Plainfield.

On April 18, 2008, we amended the Loan Agreement which increased the borrowing amount by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement was $37,346,939.  As of June 30, 2009 and December 31, 2008, the principal balance outstanding was $37,346,939 and during the six months ended June 30, 2009, we had converted $1,970,758 of accrued interest to our PIK Notes. In conjunction with the July 16, 2009 Interbank Peru Financing, we repaid $3,500,000 of the outstanding balance and converted $34,312,220 of principal and interest into a PIK Note which is convertible into 114,374,065 shares of common stock at a conversion rate of $0.30 per share.

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

As of December 31, 2008, we had issued $19,707,990 of PIK Notes.  During the six months ended June 30, 2009 and through the Interbank Peru Financing on July 16, 2009, we issued the following PIK Notes:

•	$1,970,758 for accrued interest on the Loan Agreement with an exercise price is $0.30 per share.

•	$1,169,621 for accrued interest from September 15, 2008 through March 15, 2009 related to the PIK Notes with an exercise price of $0.30 per share.

•	$34,312,220 for the outstanding balance of the line of credit which includes accrued interest of $465,281.

In conjunction with the Interbank Peru Financing on July 16, 2009, we paid Plainfield $2,285,133 related to convertible notes and the accrued interest.

Plainfield Promissory Note

On December 4, 2008, we executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield, the principal amount of $500,000.  We were to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date we enter into an agreement with Interbank Peru pursuant to which Interbank Peru will provide us with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note is a non-interest bearing note.

We did not make the required principal payment of $500,000 on January 15, 2009.  Pursuant to the agreement, we issued 13,333,333 additional warrants on April 8, 2009.  In conjunction with the Interbank Peru Financing, we repaid the outstanding balance of $500,000.

Plainfield 2009 Notes

On April 28, 2009 and July 18, 2009, we signed promissory notes (“Plainfield 2009 Notes”) to pay Plainfield $500,000 and $250,000, respectively. The Plainfield 2009 Notes provide that we will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Notes at 5% of the principal amount to Plainfield in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date we enter into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for us and/or one or more of our majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by us to Plainfield and paid on the Maturity Date.

The Plainfield 2009 Notes provide for certain events of default with various remedies including acceleration or conversion, at Plainfield’s sole option, in lieu of the other remedies for an event of default, into a PIK Note in an aggregate principal amount of $525,000 and $262,500, convertible into 13,125,000 and 6,562,500 shares of common stock, respectively, of our common stock at a conversion price of $0.04 per share. Plainfield may at its sole option exchange the PIK Note at any time after the date of the event of default for (a) a promissory note (the “Exchange Note”) issued by us, identical in all respects to the PIK Note, except that the exchange note shall not have any conversion or exchange rights and (b) a number of shares of common stock equal to the number of shares that would have been issued upon the conversion of the PIK Note pursuant to the immediately preceding sentence divided by 1.2.

We did not repay the Plainfield 2009 Notes on the required dates and pursuant to the terms of the agreement, Plainfield opted to exchange the PIK Note for the Exchange Note and receive shares of common stock.  The exchange of the PIK Note and the issuance of the common shares were performed in conjunction with the Interbank Peru Financing on July 16, 2009.  The value of the 10,937,500 shares (13,125,000 divided by 1.2) on May 30, 2009 was 984,375 and the value of the 5,218,750 shares (6,562,500 divided by 1.2) on June 30, 2009, was 835,000.  We recorded these amounts as “interest and financing costs” in the consolidated statement of operations with a corresponding credit to “interest and penalties payable” in the consolidated balance sheet.

In conjunction with the Interbank Peru Financing on July 16, 2009, we repaid $1,334,375 of the Plainfield Notes and the Plainfield 2009 Notes which included accrued interest.

After considering all transactions with Plainfield, Plainfield and its affiliates own:

•	153,696,959 shares of our common stock, or 65% of our issued and outstanding stock

•	Warrants exercisable into 16,666,666 shares of our common stock at an exercise price of approximately $0.30 per share

•	$57,160,589 aggregate principal amount of PIK Notes convertible into 190,535,296 shares of our common stock at a conversion price of $0.30 due on September 12, 2012

FDS Note

On December 4, 2008, we executed a Promissory Note (the “FDS Note”) promising to pay to FDS Corporation S.A (“FDS”), the principal amount of $1,000,000.  We were to pay FDS the principal amount in one installment of $1,000,000 on the earlier of (a) January 15, 2009 or (b) the date we enter into an agreement with Interbank Peru pursuant to which Interbank Peru will provide us with term loan financing, in a principal amount of not less than $40,330,000. The FDS Note is a non-interest bearing note.

We did not make the required principal payment of $1,000,000 on January 15, 2009.  Pursuant to the agreement, we issued 26,666,666 additional warrants on April 8, 2009.

FDS 2009 Notes

On April 28, 2009 and June 18, 2009, we signed promissory notes (“FDS 2009 Notes”) to pay FDS $500,000 and $250,000, respectively. The FDS 2009 Notes provide that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the FDS 2009 Notes at 5% of the principal amount to FDS in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date we enter into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing us and/or one or more of our majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by us to FDS and paid on the Maturity Dates.

The FDS 2009 Notes provide for certain events of default with various remedies including acceleration or conversion, at FDS’ sole option, into seven-year cashless exercise warrants (“FDS 2009 Warrants”) to purchase 12,500,000 and 6,250,000 shares of our common stock at an exercise price of $0.04 per share of common stock in addition to $525,000 and the $262,500 principal and interest balances, respectively.  FDS may at its sole option exchange all or any FDS 2009 Warrants at any time after the date of the event of default and during the exercise period for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS 2009 Warrants divided by 1.2.

In accordance with EITF 07-05 and SFAS 133, we determined that the FDS 2009 Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  We determined the fair value of the FDS Additional Warrants at May 30, 2009 and June 30, 2009 to be $1,069,199 and $964,594, respectively using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 3.06% and 3.18%, respectively and (4) dividend rate of 0%.  At the date of default, the fair value of $1,069,199 and $964,594 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included as “interest and financing costs” in the consolidated statements of operations.

Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”).  Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The FDS Bond accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the FDS Bond, the Company issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

Bank Financing

On July 16, 2009, we entered into a transaction to restructure its debts by using what in Peru is called a sale/leaseback but under U.S. law is more appropriately called a financing transaction with Interbank Peru.  Under the Interbank Peru Financing, Interbank Peru acquired all the assets that comprise our Supply Plant, and in turn leased the Supply Plant back to us.  However, the assets remain on our books as still owned by us.

To guarantee the Interbank Peru Financing, it was required to remove the existing lien on our property in favor of Plainfield. Once these liens were removed the following agreements were executed as part of the guarantee to Interbank Peru (i) a mortgage on the land of the Company’s Supply Plant, (ii) a surface right over the land on which the Supply Plant stands and (iii) a conditional assignment of contractual position regarding the lease of our biodiesel plant located in Chorrillos.

We received $51,170,000 in cash as part of the sale Interbank Peru Financing.  We recorded a note payable of $43,000,000 and reduced the VAT by $8,170,000.  The principal balance of the amount due to Interbank Peru is $43,000,000 with an effective interest rate of 10.6%.  We will make interest only payments for the first year and then for years two through six, we will make both principal and interest payments such that the loan is completely repaid at the end of year six.

Also a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution of $15,000,000, (iv) a deposit in guarantees for $15,000,000 and (v) the cash flows that the Company credited in a reserve account.

In conjunction with the Interbank Peru Financing, the Company entered into the Fifth Amendment to Securities Purchase Agreement (the “Fifth Amendment”), with Plainfield.

Pursuant to the Fifth Amendment, the Company repaid the following amounts:

•	$3,500,000 of the line of credit

•	$1,250,000 of the short term notes

•	$2,200,000 of the convertible notes

•	$169,508 of interest

The Company also issued a PIK Note for $34,312,220 which represents the remaining outstanding principal balance of the line of credit after the $3,500,000 was repaid and the accrued interest through July 15, 2009.  The $34,312,220 is convertible into 114,374,066 shares of common stock based on a conversion rate of $0.30.

Uncertainties and Going-Concern

We have incurred recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations.  The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

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

c)	During the six months ended June 30, 2009, the Company entered into additional agreements with Plainfield.

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

Contractual Obligations

Our significant contractual obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$1,287,500	$-	$57,160,589	$-	$58,448,089
Sale Lease back	-	17,400,000	25,600,000	-	43,000,000
Operating lease obligations	19,138	16,500	-	-	35,638
Total	$1,306,638	$17,416,500	$82,760,589	$-	$101,483,727

Off-Balance Sheet Arrangements

Performance Bond

On March 27, 2009, we entered into a performance bond agreement (the “Bond Agreement”), with FDS. Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to automatic extension for up to two additional twelve month periods.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, we issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operation.  Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and warrant liability. Actual results could differ from these estimates upon which the carrying values were based.

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

Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

On April 27, 2007, our board of directors amended and restated our stock option plan to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers and directors, and its subsidiaries and other persons who contribute efforts to the Company.  The board of directors administers the stock option plan. The stockholders approved the stock option plan on November 19, 2007.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  We adopted SFAS 160 effective January 1, 2009.  We have determined the adoption of SFAS 160 did not have a material impact to our consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157. The adoption of these FASB Staff Positions did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the second quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Luis Goyzueta	Chief Executive Officer and Director	August 14, 2009
Luis Goyzueta	(Principal Executive Officer)

/s/ Alberto Pinto	President and Director	August 14, 2009
Alberto Pinto

/s/ Gustavo Goyzueta	Chief Financial Officer	August 14, 2009
Gustavo Goyzueta	(Principal Financial Officer and Principal Accounting Officer)

/s/ C. Wendell Tewell	Chairman of the Board of Directors	August 14, 2009
C. Wendell Tewell

/s/ Laurence Charney	Director	August 14, 2009
Laurence Charney