Form 10-Q/A
period 2009-06-30
PURE BIOFUELS CORP
filed 2009-08-17
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Pure Biofuels Corp. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to its Quarterly  Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2009, to insert the supplemental cash flow schedule in Note 15.  Except to the extent required to reflect the above-referenced revisions, this Form 10-Q/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing.

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

PURE BIOFUELS CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 10, 2006 (DATE OF INCEPTION) TO JUNE 30, 2009

	Common Stock		Additional Paid-in	Susbscriptions Received	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	In Advance	Loss	Stage	(Deficit)
Balance, May 10, 2006	1,000	$304	$-	$-	$-	$-	$304

Adjustment for change in par value	-	(303)	303	-	-	-	-
Recapitalization transactions
Shares of Pure Biofuels Corp.	71,359,405	71,359	1,740,626	-	-	-	1,811,985
Cancellation of Metasun Software Corp. shares	(43,912,167)	(43,912)	43,912	-	-	-	-
Recapitalization Adjustment	29,999,970	29,999	(210,526)	-	-	-	(180,527)
Shares acquired by legal parent	(1,000)	(1)	-	-	-	-	(1)
Issuance of common stock for cash, October 12, 2006 @ $0.75	3,853,547	3,854	2,886,306	-	-	-	2,890,160
Issuance of common stock for cash, November 10, 2006 @ $0.75	426,666	427	319,573	-	-	-	320,000
Issuance of common stock for cash, December 19, 2006 @ $0.75	404,998	405	303,344	-	-	-	303,749
Finders fee	-	-	(195,000)	-	-	-	(195,000)
Subscriptions received in advance	-	-	-	96,277	-		96,277
Net loss	-	-	-	-	-	(1,075,611)	(1,075,611)

Balance, December 31, 2006	62,132,419	$62,132	$4,888,538	$96,277	$-	$(1,075,611)	$3,971,336

Issuance of common stock for cash, March 23, 2007 @ $0.75	303,009	303	156,440	(96,277)	-	-	60,466
Issuance of common stock for debt issuance costs, April 25, 2007 @ $0.98	183,674	184	179,816	-	-	-	180,000
Issuance of common stock for cash, July 6, 2007 @ $0.60	50,000	50	29,950	-	-	-	30,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 12, 2007 @ $0.60	250,000	250	149,750	-	-	-	150,000
Issuance of common stock for cash, July 20, 2007 @ $0.60	84,000	84	49,916	-	-	-	50,000
Issuance of common stock for cash, August 8, 2007 @ $0.60	416,667	417	249,583	-	-	-	250,000
Issuance of common stock with convertible debt, September 12, 2007 @ $0.50	11,000,000	11,000	5,489,000	-	-	-	5,500,000
Stock compensation expense for options issued to employees	-	-	3,253,311	-	-	-	3,253,311
Fair value of warrants issued for debt issuance costs	-	-	212,232	-	-	-	212,232
Fair value of warrants issued with convertible debentures	-	-	507,647	-	-	-	507,647
Beneficial conversion feature associated with convertible debentures	-	-	507,647	-	-	-	507,647
Fair value of warrants issued for debt extension (704,082 warrants)	-	-	390,219	-	-	-	390,219
Fair value of warrants issued to consultant	-	-	54,958	-	-	-	54,958
Estimated liquidated damages	-	-	(25,200)	-	-	-	(25,200)
Existing shares transferred to placement agents for financing	-	-	4,152,000	-	-	-	4,152,000
Repricing of warrants	-	-	41,697	-	-	-	41,697
Transfer to accrued derivative liability	-	-	(5,907,893)	-	-	-	(5,907,893)
Issuance of stock for financing costs	650,000	650	408,100	-	-	-	408,750
Reclassification of derivative liability to equity	-	-	15,549,576	-	-	-	15,549,576
Foreign currency translation adjustment	-	-	-	-	(199,791)	-	(199,791)
Net loss	-	-	-	-	-	(20,802,625)	(20,802,625)

Balance, December 31, 2007	75,319,769	$75,320	$30,487,037	$-	$(199,791)	$(21,878,236)	$8,484,330

Stock compensation expense for options issued to employees	-	-	2,363,216	-	-	-	2,363,216
Issuance of common stock for Interpacific Oil	2,166,667	2,167	994,500	-	-	-	996,667
Issuance of common stock for services	15,000	15	5,835	-	-	-	5,850
Fair value of warrants issued with short-term notes payable	-	-	573,628	-	-	-	573,628
Conversion of convertible debt	186,435	186	106,081	-	-	-	106,267
Repricing of warrants	-	-	979,805	-	-	-	979,805
Repricing of convertible debentures	-	-	5,481,833	-	-	-	5,481,833
Value of beneficial conversion feature on convertible note issuance	-	-	166,667	-	-	-	166,667
Exchange of 59,227,517 warrants for 78,033,754
shares of common stock with Plainfield on 08/05/08	78,033,765	78,034	9,089,016	-	-	-	9,167,050
Issuance of 15,714,287 shares for $.35 per share on
August 13, 2008	15,714,287	15,714	5,071,786	-	-	-	5,087,500

Exchange of 1,408,164 warrants for 938,776 shares with YA Global - on 09/08/08	938,776	939	42,739	-	-	-	43,678
Foreign currency translation adjustment	-	-	-	-	(365,142)	-	(365,142)
Net loss	-	-	-	-	-	(34,311,142)	(34,311,142)

Balance, December 31, 2008 as previously reported	172,374,699	$172,375	$55,362,143	$-	$(564,933)	$(56,189,378)	$(1,219,793)
Cumulative effect of reclassification of warrants and conversion options	-	-	(6,939,172)	-	-	4,717,295	(2,221,877)
Balance, January 1, 2009 as adjusted	172,374,699	$172,375	$48,422,971	$-	$(564,933)	$(51,472,083)	$(3,441,670)
Stock compensation expense for options issued to employees	-	-	1,155,020	-	-	-	1,155,020
Reclassification of fair value of options from liability to equity	-	-	4,933	-	-	-	4,933
Foreign currency translation adjustment	-	-	-	-	458,230	-	458,230
Net loss	-	-	-	-	-	(38,078,227)	(38,078,227)

Balance, June 30, 2009 (unaudited)	172,374,699	$172,375	$49,582,924	$-	$(106,703)	$(89,550,310)	$(39,901,714)

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

Pure Biofuels Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 15 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

	For the Six Months Ended	For the Six Months Ended	For the period from May 10, 2006 (date of inception)
	June 30	June 30	To June 30,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$1,545,280
Cash paid for income taxes	$-	$-	$800

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of land through long-term debt	$-	$-	$1,200,000
Shares transferred to placements for financing	$-	$-	$4,152,000
Issuance of common stock with convertible debenture	$-	$-	$5,500,000
Issuance of warrants with convertible debenture	$-	$-	$507,647
Issuance of warrants for debt extension	$-	$-	$390,219
Issuance of warrants for consulting services	$-	$-	$18,516
Issuance of common stock for debt issuance costs	$-	$-	$180,000
Issuance of warrants for debt issuance costs	$-	$-	$212,232
Issuance of convertible promissory note for debt issuance costs	$-	$60,000	$120,000
Issuance of common stock for financing costs	$-	$-	$408,750
Increase in accrued liability related to Interpacific Merger	$-	$-	$932,104
Issuance of shares for purchase of Interpacific Oil S.A.C.	$-	$996,667	$996,667
Issuance of convertible promissory note for interest payable	$3,140,379	$610,000	$7,848,369
Issuance of warrants as part of financing agreement	$4,398,938	$573,628	$5,719,107
Capitalize interest on construction in progress	$-	$2,355,320	$3,050,769
Issuance of common stock for convertible debt	$-	$106,267	$106,267
Debt discounts on repricing of warrants	$-	$891,987	891,978
Debt discounts on repricing of convertible debenture	$-	$5,481,833	5,481,833
Beneficial conversion feature on issuance of convertible debt	$3,068,431	$166,667	$3,235,098
Issuance of shares for services	$-	$-	$5,850
Exchange of warrants for shares of common stock	$-	$-	$9,210,728
Accrued liability for Interpacific Oil S.A.C. purchase price	$-	$-	$5,740,061
Debt discounts from issuance of convertible debt	$2,554,129	$-	$2,554,129

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q/A. This quarterly report on Form 10-Q/A contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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