Form 10-Q
period 2009-09-30
PURE BIOFUELS CORP
filed 2009-11-16
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 12, 2009, the Company had 236,387,893 outstanding shares of common stock, par value $0.001.

PURE BIOFUELS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

Balance Sheet

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,942,574	$579,241
Restricted cash	7,793,887	141,775
Accounts receivable	-	148,337
Other receivables	14,908	11,539
Inventories	477,289	1,192,362
Deposits and other assets	6,455,502	117,094
TOTAL CURRENT ASSETS	16,684,160	2,190,348

VAT CREDITS	630,553	7,368,021
PROPERTY, PLANT AND EQUIPMENT, net	40,641,538	37,546,422
DEBT ISSUANCE COSTS, net	3,578,127	3,919,311
GOODWILL	7,733,019	7,015,640
DEPOSIT GUARANTEE	15,070,675	-
OTHER ASSETS	270,617	248,133
TOTAL ASSETS	$84,608,689	$58,287,875

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,649,753	$5,325,948
Accrued expenses	1,191,828	1,959,474
Due to prior stockholders of Interpacific Oil	-	5,740,061
Due to related parties	277,361	399,780
Notes payable-short term, net of debt discount of $266,622
as of December 31, 2008	-	1,233,378
TOTAL CURRENT LIABILITIES	3,118,942	14,658,641

CONVERTIBLE NOTES, net of debt discount of $11,362,700 and $12,770,545
as of September 30, 2009 and December 31, 2008, respectively	47,825,933	6,937,445
ACCRUED DERIVATIVE LIABILITIES	33,653,600	564,643
NOTE PAYABLE	43,000,000	-
LINE OF CREDIT	-	37,346,939
TOTAL LIABILITIES	127,598,475	59,507,668

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 750,000,000 shares
authorized; 236,387,893, and 172,374,699 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	236,388	172,375
Additional paid-in capital	60,378,326	55,362,143
Accumulated other comprehensive loss	1,163,188	(564,933)
Accumulated deficit	(104,767,688)	(56,189,378)

TOTAL STOCKHOLDERS' DEFICIT	(42,989,786)	(1,219,793)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84,608,689	$58,287,875

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Operations

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$140,752	$-	$1,098,485	$-

COST OF REVENUE	237,013	-	1,127,535	-

GROSS PROFIT (LOSS)	(96,261)	-	(29,050)	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,368,425	4,622,857	6,451,559	9,674,843

LOSS FROM OPERATIONS	(2,464,686)	(4,622,857)	(6,480,609)	(9,674,843)

OTHER INCOME (EXPENSES):
Interest and financing costs	(5,184,878)	(12,331,103)	(19,333,681)	(15,343,970)
Other, net	183,333	(126,404)	(200,535)	(283,430)
Non-cash expenses in connection with debt financing	(15,840,078)	-	(15,840,078)	-
Gain (loss) on change in fair value of accrued derivative liabilities	7,755,285	-	(13,319,981)	-
Foreign currency transaction gain (loss)	333,646	(455,700)	1,879,279	(1,324,334)
TOTAL OTHER EXPENSE, net	(12,752,692)	(12,913,207)	(46,814,996)	(16,951,734)

LOSS BEFORE PROVISION FOR INCOME TAXES	(15,217,378)	(17,536,064)	(53,295,605)	(26,626,577)

PROVISION FOR INCOME TAXES	-	-	-	800

NET LOSS	$(15,217,378)	$(17,536,064)	$(53,295,605)	$(26,627,377)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	1,269,891	304,750	1,728,121	316,129

COMPREHENSIVE LOSS	$(13,947,487)	$(17,231,314)	$(51,567,484)	$(26,311,248)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.13)	$(0.28)	$(0.28)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	216,209,821	134,443,562	187,146,975	96,525,314

The accompanying notes are an integral part of these consolidated financial statements.

Statement of Stockholders’ Equity

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)

Balance, December 31, 2008 as previously reported	172,374,699	$172,375	$55,362,143	$(564,933)	$(56,189,378)	$(1,219,793)
Cumulative effect of reclassification of warrants and conversion options	-	-	(6,939,172)	-	4,717,295	(2,221,877)
Balance, January 1, 2009 as adjusted	172,374,699	$172,375	$48,422,971	$(564,933)	$(51,472,083)	$(3,441,670)
Stock compensation expense for options issued to employees	-	-	1,772,324	-	-	1,772,324
Reclassification of fair value of options from liability to equity	-	-	4,933	-	-	4,933
Issuance of 64,013,194 shares of common stock for debt financing	64,013,194	64,013	10,178,098	-	-	10,242,111
Foreign currency translation adjustment	-	-	-	1,728,121	-	1,728,121
Net loss	-	-	-	-	(53,295,605)	(53,295,605)

Balance, September 30, 2009 (unaudited)	236,387,893	$236,388	$60,378,326	$1,163,188	$(104,767,688)	$(42,989,786)

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without change to the par value. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Cash Flows

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,295,605)	$(26,627,377)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	484,511	61,795
Stock compensation expense for options issued to employees	1,772,324	1,841,058
Fair value of shares issued for services	-	5,850
Fair value of shares issued for financing costs	1,819,375	46,267
Fair value of warrants and conversion options issued for financing costs	4,913,240	573,628
Financing costs of warrant repricing	-	87,818
Amortization of debt discounts, debt issuance costs and financing costs	6,223,959	3,155,987
Non-cash financing costs	-	9,210,728
Loss on change in fair value of accrued derivative liabilities	13,319,981	-
Non-cash expenses in connection with debt financing	15,840,078	-
Loss on write off of deposit	-	207,673
Non-cash foreign currency transaction loss (gain)	(1,627,214)	1,726,401
Changes in operating assets and liabilities:
Accounts receivable	152,559	-
Other receivables	(1,153)	462,994
Inventories	774,422	(1,795,125)
Deposits and other assets	(4,197,358)	(3,805,810)
Accounts payable	(4,040,265)	4,667,558
Accrued expenses	4,946,512	1,522,128
Due to related parties	(162,356)	2,901
Net cash used in operating activities	(13,076,990)	(8,655,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on amounts due to prior stockholders of Interpacific Oil	(5,600,000)	-
Increase in deposits	-	(146,463)
Decrease (Increase) in VAT credits	6,838,725	(4,341,604)
Purchase of property, plant and equipment	(264,584)	(19,525,157)
Net cash provided by (used in) investing activities	974,141	(24,013,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	2,200,000	5,000,000
Proceeds from issuance of notes payable - short term	1,500,000	-
Proceeds from line of credit	-	20,947,091
Change in restricted cash	(7,432,016)	-
Change in deposit guarantee	(15,070,675)	-
Interest payment deducted from restricted cash	-	740,736
Payment on notes payable - short term	(3,000,000)	-
Payment on convertible debt	(2,200,000)	-
Payment on line of credit	(3,500,000)	-
Payment of debt issuance costs	(1,480,449)	(1,600,645)
Proceeds from Interbank Peru Financing	43,000,000	-
Proceeds from the issuance of common stock	-	5,500,000
Net cash provided by financing activities	14,016,860	30,587,182

Effect of exchange rate changes on cash and cash equivalents	(550,678)	(785,585)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,363,333	(2,867,153)

CASH AND CASH EQUIVALENTS, Beginning of period	579,241	2,991,104

CASH AND CASH EQUIVALENTS, End of period	$1,942,574	$123,951

The accompanying notes are an integral part of these consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Organization and Line of Business

Pure Biofuels Corp. (formerly Metasun Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on October 2, 2003, under the name Metasun Enterprises, Inc. Pursuant to a share exchange agreement (“Share Exchange Agreement”) dated July 26, 2006, the Company acquired 99.9% of the issued and outstanding common stock of Pure Biofuels del Peru S.A.C. (“Peru SAC”), a private Peruvian corporation, in consideration for the issuance of 29,999,970 common shares. The Share Exchange Agreement occurred on September 15, 2006 (“Date of Acquisition”). As of the closing date, the former shareholders of Peru SAC held approximately 55% of the issued and outstanding common shares of the Company. The acquisition of Peru SAC, therefore, was recorded as a reverse acquisition for accounting purposes. Peru SAC was incorporated on May 10, 2006, under the laws of Peru, and Peru SAC, the acquired entity, is regarded as the predecessor entity as of the Date of Acquisition. In accordance with the accounting rules for reverse acquisitions, the consolidated financial statements are presented as a continuation of Peru SAC.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
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

Development Stage Company

The Company was in the development stage through July 31, 2009.  During the quarter ended September 30, 2009, the Company became fully operational and as such is no longer considered a development stage company.  During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $105,000,000.

Going-Concern

The Company has incurred recurring losses from the development stage and has only recently begun principal operations. The Company has revenues from the sale of inventory and by-products that was produced during the testing phase of the facility. These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going-concern is dependent upon its ability to generate sustainable revenue. For the nine months ended September 30, 2009, the Company incurred a net loss of approximately $53,296,000 and has an accumulated deficit of $104,767,688. These consolidated financial statements do not include any adjustments to the recoverability and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going-concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied. The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (“PEN”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries, Pure Biofuels del Peru S.A. C. and Palma Industrial S.A.C.  All intercompany balances and transactions have been eliminated in consolidation.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and accrued derivative liabilities. Actual results could differ materially from these estimates upon which the carrying values were based.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits and all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor and a deposit in guarantee.  As of September 30, 2009 and December 31, 2008, total restricted cash related to the standby letter of credit amounted to $141,901 and $141,775, respectively.  As of September 30, 2009 and December 31, 2008, total restricted cash related to the deposit in guarantee amounted to $7,651,986 and $0, respectively.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.  As of September 30, 2009 and December 31, 2008, the Company determined that no reserves for accounts receivable were necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of September 30, 2009, and December 31 2008, the Company believes that no reserve was necessary.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

The estimated useful lives are as follows:

Building improvements	10 years
Facilities and equipment	10 years
Computer equipment and licenses	4 years
Other fixed assets	10 years

Goodwill and Impairment

The Company applies Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of September 30, 2009 and December 31, 2008, there was no significant impairment of its goodwill.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2009 and December 31, 2008, there was no significant impairment of its long-lived assets.

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in ASC 815, the Company determines which instruments or embedded features that require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “gain (loss) on change in fair value of accrued derivative liabilities.”

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The Company’s warrant liability is carried at fair value totaling $16,465,304 and $564,643, as of September 30, 2009 and December 31, 2008, respectively.  The Company’s conversion option liability is carried at fair value totaling $17,188,296 and $0 as of September 30, 2009 and December 31, 2008, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability, conversion option liability and option liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

	Fair Value As of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
	(unaudited)	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$16,465,304		$16,465,304
Conversion option liability	17,188,296		17,188,296
Total accrued derivative liabilities	$33,653,600		$33,653,600

The Company recognized a gain of $7,755,285 for the three months ended September 30, 2009 and a loss of $13,319,981 for the change in the fair value of accrued derivative liabilities for the nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, there was no gain or loss for the changes in the valuations of the aforementioned liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of September 30, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits of approximately $9,736,000 and $567,000, respectively. The Company has not experienced any losses in such accounts.

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the PEN as their functional currencies. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability amounts at September 30, 2009 and December 31, 2008 were translated at 2.885 PEN to $1.00 USD and 3.142 PEN to $1.00 USD, respectively, for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the nine months ended September 30, 2009 and 2008 were 3.055 PEN and 2.884 PEN to $1.00 USD, respectively.  Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” the Company recognizes revenue when it is realized or realizable and earned. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Pronouncements

On January 1, 2009, the Company adopted ASC sub-topic 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

During the second quarter of 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009 that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities and guidance that expanded the fair value disclosures required for all financial instruments within the scope of ASC topic 825 to interim periods. The adoption of this guidance did not materially impact the consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of this guidance will have on the consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of the valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following as of September 30, 2009, and December 31, 2008:

	September 30,	December 31,
Description	2009	2008
	(unaudited)
Raw Material	$193,894	$794,493
Work-in-Process	170,118	152,844
Finished Goods	113,277	245,025
Inventories, net	$477,289	$1,192,362

Note 4 – VAT Credits

At September 30, 2009 and December 31, 2008, the Company has value added tax (“VAT”) credit of $630,553 and $7,368,021, respectively, in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company, and the Company obtains income tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund against VAT payable or sales.  During the nine months ended September 30, 2009, the Company reduced the VAT credit by $8,170,000 as part of the financing agreement with Banco Internacional Del Peru S.A.A. (“Interbank Peru”). As the Company does not anticipate incurring either a Peruvian tax or a VAT liability during the next fiscal year, the credits have been classified as non-current.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30	December 31,
	2009	2008
	(unaudited)
Land	$3,506,868	$3,220,041
Plant under construction	4,957,792	4,974,263
Building improvements	842,346	595,039
Facilities and equipment	32,384,418	29,236,036
Computer equipment and licenses	262,163	240,374
Other fixed assets	98,172	101,124
	42,051,759	38,366,877
Accumulated depreciation	(1,410,221)	(820,455)
Property, Plant and Equipment, net	$40,641,538	$37,546,422

Depreciation expense amounted to $89,227 and $484,511, for the three and nine months ended September 30, 2009, respectively, and $39,415 and $61,795 for the three and nine months ended September 30, 2008, respectively.

Note 6 – Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”).  Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, the Company issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016, for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

In accordance with ASC 815, the Company determined that the FDS Bond Warrants should be classified as a liability at fair value on the date the FDS Bond Warrants were issued.  The Company determined the fair value of the FDS Bond Warrants to be $4,085,589 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest rate of 2.28% and (4) dividend rate of 0%.  The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company will amortize the $4,085,589 over one year.  The amortization expense for the three and nine months ended September 30, 2009 was $1,029,793, and $2,093,165, respectively, and is included in “interest and financing costs” in the accompanying consolidated statements of operations.

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

In accordance with ASC 815, the Company determined that the FDS Additional Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  The Company did not issue the FDS Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the FDS Additional Warrants at January 15, 2009 to be $1,576,763 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 2.28% and (4) dividend rate of 0%.  The fair value of $1,576,763 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

On April 28, 2009, and June 18, 2009, the Company signed promissory notes (“FDS 2009 Notes”) to borrow from FDS $500,000 and $250,000, respectively. The FDS 2009 Notes provide that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the FDS 2009 Notes at 5% of the principal amount to FDS in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by the Company to FDS and paid on the Maturity Dates.

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

In accordance ASC 815, the Company determined that the FDS 2009 Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  The Company determined the fair value of the FDS Additional Warrants at May 30, 2009, and June 30, 2009 to be $1,069,199 and $964,594, respectively using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 3.06% and 3.18%, respectively and (4) dividend rate of 0%.  The fair value of $1,069,199 and $964,594 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

The Company repaid $500,000 in January 2009 and $1,250,000 in July 2009.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

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

In accordance with ASC 815, the Company determined that the Plainfield Additional Warrants should be classified as a liability at fair value on the date the Plainfield Additional Warrants were to be issued.  The Company did not issue the Plainfield Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the Plainfield Additional Warrants at January 15, 2009, to be $788,382 using the Black-Scholes option pricing model with the following assumptions:  (1) expected life of 7 years; (2) volatility of 130%; (3) risk free interest of 2.28% and (4) dividend rate of 0%.  The fair value of $788,382 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

On April 28, 2009, and July 18, 2009, the Company signed promissory notes (“Plainfield 2009 Notes”) to borrow from Plainfield $500,000 and $250,000, respectively. The Plainfield 2009 Notes provide that the Company will pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Notes at 5% of the principal amount to Plainfield in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by the Company to Plainfield and paid on the Maturity Date.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

The Company did not repay the Plainfield 2009 Notes on the required dates and pursuant to the terms of the agreement, Plainfield opted to exchange the PIK Note for the Exchange Note and receive shares of common stock.  The exchange of the PIK Note and the issuance of the common shares were performed in conjunction with the Interbank Peru financing on July 16, 2009.

In July 2009, the Company repaid the $1,250,000.

Note 8 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield Special Situations Master Fund Limited (“PSSM”), Plainfield Peru I LLC (“LLC I”) and Plainfield Peru II LLC (“LLC II” and together with LLC I, “Plainfield”) pursuant to which the Company agreed to sell to Plainfield (1) 11,000,000 shares of the Company’s common stock (the “Shares”), (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes due September 12, 2012, (the “Notes”), and (3) warrants (the “Warrants,” and, together with the Shares and the Notes, the “Securities”) to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Notes at any time at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company is to pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2008.  Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional Notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest shall be paid in PIK Interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment to the Company’s future senior indebtedness. The Notes also restrict the Company and its subsidiaries from incurring indebtedness or other obligations, including creating liens, merging, selling assets, making dividends, distributions or investments, entering into transactions with affiliates, making capital expenditures, modifying charter documents and issuing capital stock in the future, in each case subject to certain exceptions.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
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

As of September 30, 2008, the Company had accrued interest of $2,322,779 related to its line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that will accrue through January 31, 2009, the Company, on November 4, 2008, executed the Second Amendment to the Securities Purchase Agreement (the “Agreement”) with Plainfield. Pursuant to this Agreement, the Company agreed to sell to Plainfield and Plainfield agreed to buy from the Company, (1) $2,370,182 in aggregate principal amount of the 10%/12% Senior Convertible PIK Election Notes due 2012 for a purchase price of $2,370,182 and (2) $1,537,020 in aggregate principal amount of 10%/12% Senior Convertible PIK Election Notes due 2012 representing interest through January 31, 2009.

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

The Company determined that the 2009 Notes contained an embedded beneficial conversion feature as the conversion price of $0.04 per share was less than the share price of $0.06 on the date of issuance.  The Company recorded the fair value of $2,714,302 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  (1) expected life between 3.47 and 3.51 years, (2) risk free interest rate between 1.27% and 1.46%, (3) dividend yield of 0%, and (4) volatility of 130%.  The Company recorded $2,200,000 to debt discounts to be amortized over the life of the 2009 Notes and $514,302 to “interest and financing costs.”

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

On July 16, 2009, the Company and Plainfield entered into a fifth amendment to the Securities Purchase Agreement (the “Fifth Amendment”).

Pursuant to the Fifth Amendment, the Company repaid the following amounts:

$3,500,000 of the line of credit
$1,250,000 of the short term notes
$2,200,000 of the convertible notes

The Company also issued a PIK Note to Plainfield for $34,312,220 which represents the remaining outstanding principal balance of the line of credit after the $3,500,000 was repaid and the accrued interest through July 15, 2009 of $465,281.  The $34,312,220 is convertible into 114,374,066 shares of common stock based on a conversion rate of $0.30.

The Company determined that the notes issued pursuant to the Fifth Amendment contained an embedded beneficial conversion feature.  The Company recorded the fair value of $12,347,942 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:  (1) expected life between 3.16 years, (2) risk free interest rate between 1.54%, (3) dividend yield of 0%, and (4) volatility of 130%.  The Company recorded $12,347,942 as “Non-cash expenses in connection with debt financing.”

The following table summarizes the convertible notes:

Convertible
Notes
Balance, December 31, 2007	$602,080
Additional principal	5,000,000
Conversion of interest to principal	1,526,600
Line of Credit PIK interest	3,181,390
Discount related to additional principal
and repricing of conversion price	(5,648,500)
Discount related to change in terms	(891,987)
Amortization of note discount	3,167,862
Balance, December 31, 2008	$6,937,445
Conversion of interest to principal	5,168,423
Additional principal	2,200,000
Increase Discount per implementation
of EITF 07-5	(428,153)
Discount related to additional principal	(3,092,683)
Amortization of note discount	2,933,821
Write off of note discount	1,994,860
Paydown of principal	(2,200,000)
Convert line of credit to convertible note	34,312,220
Balance, September 30, 2009 (unaudited)	$47,825,933

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Total interest incurred for the three and nine months ended September 30, 2009 related to the convertible notes amounted $1,479,206 and $2,847,177, respectively and $478,707 and $1,255,446 for three and nine months ended September 30, 2008, respectively.

For the three and nine months ended September 30, 2009, the Company amortized debt discounts in the amount $959,446 and $2,933,820, respectively, and $869,644 and $2,298,218 for the three and nine months ended September 30, 2008, respectively, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at September 30, 2009 and December 31, 2008 amounted to $315,673 and $667,280, respectively.

Note 9 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement (“Line of Credit”), between the Company, as Guarantor, and Plainfield, as Administrative Agent.  The Loan Agreement terminates on January 12, 2011.

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

On July 16, 2009, the Company paid $3,500,000 of the principal balance and converted the remaining principal balance of $33,846,939 and accrued interest of $465,281 into a PIK 10%/12% convertible note.

Total interest expense for the three and nine months ended September 30, 2009 was $161,837 and $1,992,615, respectively, and $1,198,993 and $2,901,733 for the three and nine months ended September 30, 2008, respectively.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

The Company recorded $15,840,078 as “Non-cash expenses in connection with debt financing” related to the payment of the Plainfield and FDS convertible notes, the conversion of the line of credit to a convertible promissory note, and the issuance of common shares to Plainfield as part of the refinancing arrangement.

Note 10 – Interbank Peru Financing

On July 16, 2009, the Company entered into sale/leaseback transaction with Interbank Peru (the “Financing”). Under the Financing, Interbank Peru acquired all the assets that comprise the Company’s Supply Plant, and in turn leased the Supply Plant back to the Company.  However, the assets remain on the Company’s books as still owned by the Company in accordance with the accounting standard that governs this transaction. Further, the Financing agreement allows a Purchase Option, as defined, by the Company at the end of the six-year term of the agreement.

Also a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution (U.S. $15 million), (iv) a deposit in guarantees (U.S. $15 million), and (v) the cash flows that the Company credited in a reserve account.

The Company received $51,170,000 in cash pursuant to the Interbank Peru Financing.  The Company recorded a note payable of $43,000,000 and reduced VAT credits by $8,170,000.  The principal balance of the amount due to Interbank Peru is $43,000,000 with an effective interest rate of 10.6% per annum.  The Company will make interest only payments for the first year and then for years two through six, the Company will make both principal and interest payments such that the loan is completely repaid at the end of year six.

Pursuant to the Interbank Peru Financing agreement, the Company is required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of September 30, 2009, and as of the date these consolidated financial statements were issued, the Company was in compliance with these covenants.

The Company recorded interest expense of $906,350 for the three and nine months ended September 30, 2009 related to the Interbank Peru Financing.  The following table shows the principal payments for the note payable:

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Principal
Fiscal Year	Amount
2009	$-
2010	900,000
2011	4,500,000
2012	7,500,000
2013	10,900,000
2014	12,800,000
2015	6,400,000
Total debt (unaudited)	$43,000,000

Note 11 – Accrued Derivative Liability

Accrued Warrant Liability

Effective January 1, 2009, the Company adopted the provisions of ASC 815. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result, 1,805,667 of the issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  In accordance with the transition provisions of ASC 815, the new guidance has been applied to the 1,805,667 warrants that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $350,742 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008, and the amounts that would have been recognized if the guidance in ASC 815 had been applied from the issuance date of the outstanding warrants.

The fair value of all warrants at September 30, 2009 is $16,465,304.

Accrued Conversion Option Liability

Convertible Debt outstanding at January 1, 2009

The conversion option embedded in the Company’s convertible debt, as described in Note 8,  previously met the criteria of being “conventional convertible” debt and, accordingly, it was not separately accounted for as a derivative instrument liability.  However, the conversion option does not meet the criteria of ASC 815 because it requires that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in that accounting standard.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to operations.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

In accordance with the transition provisions of ASC 815, the new guidance has been applied to the $19,707,990 of the Company’s Convertible Notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $4,366,553 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in ASC 815 had been applied from the issuance date of the outstanding Convertible Notes.

Convertible Debt Issued in March 2009

The Company determined that the 2009 Notes discussed in Note 8, contained an embedded conversion feature.  In accordance with ASC 815, the $2,714,302 fair value of the conversion feature was recorded as liability at the issuance date of the 2009 Notes.

The fair value of all conversion options at September 30, 2009 is $17,188,296.

Note 12 – Stockholders’ Equity

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

The following is a summary of the option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2007	14,000,000	$0.60
Granted	2,440,000	$0.60
Exercised	-	-
Forfeited	(1,253,750)	$0.60
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	250,000	$0.60
Exercised	-	-
Forfeited	(70,000)	$0.60
Outstanding, September 30, 2009 (unaudited)	15,366,250	$0.60	7.85	-
Exercisable, September 30, 2009 (unaudited)	11,073,750	$0.60	7.81	-

The Company recognized $617,304 and $1,772,324 in share-based compensation expense for the three and nine months ended September 30, 2009, respectively, $576,342 and $1,841,058 for three and nine months ended September 30, 2008, respectively.

The compensation expense related to the unvested options as of September 30, 2009 is $1,800,174 which will be recognized over the weighted average period of 0.97 years.

Note 13 – Warrants

The following summarizes the stock purchase warrant transactions for the nine months ended September 30, 2009:

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2007	60,303,581	$0.61
Granted	12,289,271	$0.30
Exercised	-	-
Exchanged	(60,635,681)	$0.31
Forfeited	(151,505)	$1.50
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	124,174,999	$0.26
Exercised	-
Forfeited	-
Outstanding, September 30, 2009 (unaudited)	135,980,665	$0.27	6.47
Exercisable, September 30, 2009 (unaudited)	135,980,665	$0.27	6.47

Note 14 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine S.A.C, (“Ocean Marine”) a company controlled by certain officers of the Company and a Peruvian Corporation, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lump sum payment of $309,166, retroactive from September 15, 2006 to June 30, 2007, for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 through August 12, 2009. Total consulting expenses incurred under this agreement totaled $68,000 and $272,000 for the three and nine months ended September 30, 2009, respectively, $102,000 and $306,000 for the three and nine months ended September 30, 2008.  The outstanding balance owed to Ocean Marine at September 30, 2009 and December 31, 2008 was $68,723 and $191,142, respectively.

b)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in notes 7, 8 and 9.

c)	As of September 30, 2009 and December 31, 2008, the Company has loans due to shareholders in the amount of $208,638.

d)	Certain officers of the Company were shareholders of Interpacific. See Note 17 for the transaction details.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

Note 15 – Commitments and Contingencies

The Company entered into the following agreements:

a)	During the nine months ended September 30, 2009, the Company entered into additional agreements with Plainfield. See Notes 7, 8 and 17 for a description of these agreements.

b)
In July 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Trimarine Corporation S.A. (“Trimarine”).  Under the Purchase Agreement, the Company has the right to order and subsequently purchase, and Trimarine is offering to supply and sell certain products to be used in the manufacturing process of biodiesel fuel.  The Purchase Agreement states that the maximum unpaid purchase price cannot exceed $40,000,000.  The Company and Trimarine agreed that the consideration for the supply of the product would be the greater of (i) 15.0% per annum or 1.250% per month of the total financial value of the product or (ii) 4.0% per annum, or 0.333% per month of the total facility amount payable on a monthly basis which is equivalent to $133,333 per month.  Pursuant to the Purchase Agreement, the Company made a cash deposit to Trimarine of 10% of the $40,000,000.  The $4,000,000 deposit is recorded as “deposits and other assets” in the accompanying consolidated balance sheet as of September 30, 2009.

Leases

c)
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

d)
On June 1, 2007, the Company entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

For the three and nine months ended September 30, 2009, the Company incurred lease expense in the amount of $22,780 and $68,340, respectively, and $22,239 and $66,717 for the three and nine months ended September 30, 2008, respectively.

Note 16 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,106,513	$740,376
Income taxes paid	$-	$-

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of convertible promissory note for debt issuance costs	$-	$60,000
Issuance of common stock for financing costs	$10,242,111	$-
Issuance of shares for purchase of Interpacific Oil S.A.C.	$-	$996,667
Issuance of convertible promissory note for interest payable	$5,168,423	$1,526,600
Issuance of warrants as part of financing agreement	$4,398,938	$573,628
Capitalize interest on construction in progress	$-	$2,703,910
Issuance of common stock for convertible debt	$-	$106,267
Debt discounts on repricing of warrants	$-	$891,987
Debt discounts on repricing of convertible debenture	$-	$5,481,833
Beneficial conversion feature on issuance of convertible debt	$3,606,986	$166,667
Exchange line of credit debt for convertible notes	$34,312,220	$-
Debt discounts from issuance of convertible debt	$2,554,129	$-

Note 17 – Interpacific Oil S.A.C. Acquisition

Pursuant to the Merger Agreement (see Note 1), the outstanding capital stock of Interpacific Oil S.A.C. was converted into the right to receive merger consideration payable beginning 90 days after the closing of the transaction, subject to certain performance-based adjustments described below and consisting of the following: (i) up to $6,300,000 payable with (A) $700,000 in cash, and (B) (i) up to 9,333,333 shares of common stock, par value $0.001, of the Company and (ii) a Seven year warrant to purchase up to 2,925,000 shares of common stock, at an exercise price of $0.47 per share. The shareholders of Interpacific included Luis Goyzueta and Alberto Pinto, the Chief Executive Officer and Chief Operating Officer of the Company, respectively.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
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

On November 21, 2008, the Board of Directors established a special committee of the Board (“Special Committee”) to exercise the authority of the Board of Directors for the purpose of reviewing, considering, evaluating and approving the remaining purchase price of $5,600,000 and the granting of 2,925,000 five year warrants to the shareholders of Interpacific Oil S.A.C. relating to the Merger Agreement. The Special Committee determined through a resolution that the Company has an obligation to pay the shareholders of Interpacific Oil S.A.C. $5,600,000 and to grant 2,925,000 seven year warrants to purchase the Company’s common stock at an exercise price of $0.30.  This resolution is intended to replace the additional purchase price discussed above.

In July 2009, the Company paid the $5,600,000 in cash and issued the 2,925,000 warrants.  The fair value of the warrants at the date they were issued was $530,536 and was determined using the Black-Scholes option pricing model under the following assumptions:  (1) expected life between 7 years, (2) risk free interest rate between 3.31% (3) dividend yield of 0%, and (4) volatility of 130%.  The Company recorded the $530,536 to goodwill.

Note 18 – Discontinued Operations

During the quarter ended September 30, 2009, the Company disposed of its Argentine subsidiary and its five Peruvian subsidiaries.  The Argentine subsidiary had minimal operations and the five Peruvian subsidiaries had no operations.  The loss on disposal of the aforementioned subsidiaries was immaterial to the consolidated financial statements and is included in other income in the consolidated financial statements.

Note 19 – Subsequent Events

The Company has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were issued.

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

We plan to be self-sufficient with our primary raw material, vegetable oil. This comprises approximately 92% of our estimated production costs.  We plan to use alternative non-edible crops like Jatropha trees, which can be planted in arid lands unsuitable for most food crops  We no longer have any intention to make palm oil part of our vertical integration strategy.  Our long term objective is to develop sufficient crops in order to be 100% self-sufficient. There can be no assurance that we will be able to secure any such financing at terms that are favorable to us or at all, or, even if we secure such financing, that we will ever become self sufficient as described above.

Results of Operations

Comparison of the three months ended September 30, 2009 and the three months ended September 30, 2008

Revenues were $140,752 for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008.  Revenues were obtained from sales of inventory and byproducts that were produced during the testing period at the Callao Port Facility.

Costs of revenues were $237,013 for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008.  The costs of revenue include the material and production costs plus additional costs incurred during the testing of the Callao Port Facility.

Selling, general and administrative expenses were $2,368,425 for the three months ended September 30, 2009 compared to $4,622,857 for the three months ended September 30, 2008, for a decrease of $2,254,432 or 48.8%.  The decrease was due to a decrease in consulting fees of approximately $570,000 and general and administrative expenses of approximately $1,820,000 offset by an increase in professional fees of approximately $89,000 and wages of approximately $46,000. Consulting fees decreased because we have not been using consultants now that we have completed the facility and have begun production.  General and administrative expenses decreased substantially compared to the three months ended September 30, 2008 because during that period of time, we were still building our infrastructure.

Interest and financing costs consisted of the following for the periods indicated:

	For the Three	For the Three
	Months Ended	Months Ended	Increase
	September 30, 2009	September 30, 2008	(Decrease)	% Change

Interest expense	$3,207,918	$2,227,500	$980,418	44%
Financing costs	392,929	8,905,028	(8,512,099)	-96%
Amortization of debt discount
and debt issuance costs	1,584,031	1,198,575	385,456	32%
	$5,184,878	$12,331,103	$(7,146,225)	-58%

The increase of $980,418 in interest expense is due to the increase in our debt.  With the additional $43,000,000 long term note that we issued on July 16, 2009, the interest expense will increase approximately $4,000,000 during the next year.

The financing cost decreased $8,512,099 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  During the three months ended September 30, 2008, we incurred approximately $9,000,000 in financing costs associated with the exchange of warrants for shares.  The financing cost is the value of the shares at the date of the transaction, which was approximately $24,000,000 less than the fair value of the warrants, which was approximately $15,000,000.

The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after September 30, 2008.

The change in fair value of accrued derivative liability for the three months ended September 30, 2009 was a gain of $7,755,285 compared to $0 for the three months ended September 30, 2008.  The change is because the common stock share price decreased from $0.16 per share at June 30, 2009 to $0.13 per share at September 30, 2009.  We did not have any derivative liabilities during the three months ended September 30, 2008.

Foreign currency transaction gain was $333,646 for the three months ended September 30, 2009 compared to a loss of $455,700 for the three months ended September 30, 2008.  The change is primarily due to the line of credit and subsequently the long tern note payable both of which were denominated and payable in U.S. dollars and the appreciation of the PEN in relation to the U.S. dollar for the periods indicated.

The “Non-cash expenses in connection with debt financing” amounted to $15,840,078 for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008.  During July 2009, we converted $34,312,220 of principal and interest from the line of credit to convertible notes and issued 64,013,194 shares to Plainfield.  We also paid down convertible notes of $2,200,000.  The “Non-cash expenses in connection with debt financing” is calculated as follows:

Description	Amount
Write off of unamortized debt discount for $1MM Note	$(1,994,859)
Write off of debt issue costs related to the line of credit	(920,652)
Write off the BCF related to the $2.2MM convertible Notes	7,846,111
Expense related to BCF related to the LOC that was converted to a Convertible Note	(12,347,942)
Expense related to shares issued to Plainfield	(8,422,736)
Loss on debt extinguishment	$(15,840,078)

Comparison of the nine months ended September 30, 2009 and the Nine months ended September 30, 2008

Revenues were $1,098,485 for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008.  Revenues were obtained from sales of inventory and by products that were produced during the testing period at the Callao Port Facility.

Costs of revenues were $1,127,535 for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008.  The costs of revenue include the material and production costs plus additional costs incurred during the testing of the Callao Port Facility.

Selling, general and administrative expenses were $6,451,559 for the nine months ended September 30, 2009 compared to $9,674,843 for the nine months ended September 30, 2008, for a decrease of $3,223,284 or 33.3%.  The decrease was due to a decrease in consulting fees of approximately $1,530,000, general and administrative expenses of approximately $1,350,000 and professional fees of approximately $400,000 offset by an increase in wages of approximately $61,000.  Consulting fees decreased because we have not been using consultants now that we have completed the facility and have begun production.  General and administrative expenses decreased substantially compared to the three months ended September 30, 2008 because during that period of time, we were still building our infrastructure.

Interest and financing costs consisted of the following for the periods indicated:

	For the Nine	For the Nine
	Months Ended	Months Ended	Increase
	September 30, 2009	September 30, 2008	(Decrease)	% Change

Interest expense	$6,839,918	$2,275,427	$4,564,491	201%
Financing costs	7,125,544	9,912,556	(2,787,012)	-28%
Amortization of debt discount
and debt issuance costs	5,368,219	3,155,987	2,212,232	70%
	$19,333,681	$15,343,970	$3,989,711	26%

The increase of $4,564,491 in interest expense is due to the increase in our debt, and that in 2008, we capitalized certain amounts of interest into property, plant and equipment.

The financing costs of $7,125,544 for the nine months ended September 30, 2009 consisted primarily of the following:

•	$514,000 related to the excess of fair value of the conversion option over the principal of the Plainfield Notes.
•	$1,819,000 related to the fair value of the shares to be issued per the default provisions on the Plainfield 2009 Notes.
•	$4,399,000 related to the warrants that were issued to FDS and Plainfield per the default provisions in their respective short-term notes.
•	$394,000 related to the Trimarine supply agreement.

The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after September 30, 2008.

The change in fair value of accrued derivative liability for the nine months ended September 30, 2009 was an increase of $13,319,981 compared to $0 for the nine months ended September 30, 2008.  The change was because the common stock share price increased from $0.07 per share at December 31, 2008 to $0.13 per share at September 30, 2009, and the volatility used in the Black-Scholes Model increased to 140% for the September 30, 2009 calculation compared to 123% for the December 31, 2008 calculation.  We did not have any derivative liabilities during the nine months ended September 30, 2008.

Foreign currency transaction gain was $1,879,279 for the nine months ended September 30, 2009 compared to a loss of $1,324,334 for the nine months ended September 30, 2008. The change is primarily due to the line of credit and subsequently the long term note payable both of which were denominated and payable in U.S. dollars and the appreciation of the PEN in relation to the U.S. dollar for the periods indicated.

The “Non-cash expenses in connection with debt financing” amounted to $15,840,078 for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008.  In July 2009, we converted $34,312,220 of principal and interest from the line of credit to convertible notes and issued 64,013,194 shares to Plainfield.  We also paid down convertible notes of $2,200,000.  The “Non-cash expenses in connection with debt financing” is calculated as follows:

Description	Amount
Write off of unamortized debt discount for $1MM Note	$(1,994,859)
Write off of debt issue costs related to the line of credit	(920,652)
Write off the BCF related to the $2.2MM convertible Notes	7,846,111
Expense related to BCF related to the LOC that was converted to a Convertible Note	(12,347,942)
Expense related to shares issued to Plainfield	(8,422,736)
Loss on debt extinguishment	$(15,840,078)

Liquidity and Capital Resources

As of September 30, 2009, we had $1,942,574 in cash and cash equivalents. In addition, during the nine months ended September 30, 2009, our cash used in operating activities was $13,076,990 compared to our cash used in operating activities of $8,655,526 for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009 cash provided by investing activities was $974,141 compared to cash used in investing activities of $24,013,224 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we paid $5,600,000 related to the Interpacific acquisition, had a decrease in the VAT credits of $6,838,725 and purchased property, plant and equipment of $264,584.  During the nine months ended September 30, 2008, we purchased equipment of $19,525,157 and increased our VAT credits by $4,341,604.

During the nine months ended September 30, 2009 and 2008, cash provided by financing activities was $14,016,860 and $30,587,182, respectively. During the nine months ended September 30, 2009, we received $43,000,000 from Interbank Peru as a long term financing.  From the $43,000,000, we were required to set up two restricted cash accounts of $15,000,000 for each account from which we were able to draw down approximately $7.5MM from one of the accounts.  We also paid $3,500,000 toward the principal balance of the line of credit.  During the nine months, we received an additional $3,700,000 in convertible and short term notes and we paid $5,200,000 of principal towards these notes.  As of September 30, 2009, we had repaid all short term notes.

Financings

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.

Loan Agreement

In order to finance the construction of the Callao Port Facility, on September 12, 2007, we entered into a $20,000,000 loan agreement, (the “Loan Agreement”), with Plainfield.

On April 18, 2008, we amended the Loan Agreement which increased the borrowing amount by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement was $37,346,939.  As of September 30, 2009 and December 31, 2008, the principal balance outstanding was $37,346,939 and during the nine months ended September 30, 2009, we had converted $1,970,758 of accrued interest to our PIK Notes. In conjunction with the July 16, 2009 Interbank Peru Financing, we repaid $3,500,000 of the outstanding balance and converted $34,312,220 of principal and interest into a PIK Note which is convertible into 114,374,065 shares of common stock at a conversion rate of $0.30 per share.

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

As of December 31, 2008, we had issued $19,707,990 of PIK Notes.  During the nine months ended September 30, 2009 and through the Interbank Peru Financing on July 16, 2009, we issued the following PIK Notes:

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

We did not repay the Plainfield 2009 Notes on the required dates and pursuant to the terms of the agreement, Plainfield opted to exchange the PIK Note for the Exchange Note and receive shares of common stock.  The exchange of the PIK Note and the issuance of the common shares were performed in conjunction with the Interbank Peru Financing on July 16, 2009.  The value of the 10,937,500 shares (13,125,000 divided by 1.2) on May 30, 2009 was $984,375 and the value of the 5,218,750 shares (6,562,500 divided by 1.2) on June 30, 2009, was $835,000.  We recorded these amounts as “interest and financing costs” in the consolidated statement of operations with a corresponding credit to “interest and penalties payable” in the consolidated balance sheet.

In conjunction with the Interbank Peru Financing on July 16, 2009, we repaid $1,334,375 of the Plainfield Notes and the Plainfield 2009 Notes which included accrued interest.

After considering all transactions with Plainfield, Plainfield and its affiliates own:

•	153,696,959 shares of our common stock, or 63% of our issued and outstanding stock
•	Warrants exercisable into 16,666,666 shares of our common stock at an exercise price of approximately $0.30 per share
•	$59,188,633 aggregate principal amount of PIK Notes convertible into 197,295,443 shares of our common stock at a conversion price of $0.30 due on September 12, 2012

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

The Company repaid $500,000 in January 2009 and $1,250,000 in July 2009.

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

Bank Financing

On July 16, 2009, we entered into a sale/leaseback transaction with Interbank Peru.  Under the Interbank Peru Financing, Interbank Peru acquired all the assets that comprise our Supply Plant, and in turn leased the Supply Plant back to us.  However, the assets remain on our books.

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

Pursuant to the Interbank Peru Financing agreement, we are required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of the date these consolidated financial statements were issued, we were in compliance with these covenants.  There can be no assurance that we will be in compliance with the covenants in the future

Uncertainties and Going-Concern

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

Commitments and Contingencies

We have entered into the following agreements:

a)	During the nine months ended September 30, 2009, we entered into additional agreements with Plainfield.

b)
During July 2009, we entered into a purchase agreement (the “Purchase Agreement”) with Trimarine Corporation S.A. (“Trimarine”).  Under the Purchase Agreement, we have the right to order and subsequently purchase, and Trimarine is offering to supply and sell certain products to be used in the manufacturing process of biodiesel fuel.  We agreed that the consideration for the supply of the product would be the greater of (i) 15.0% per annum or 1.250% per month of the total financial value of the product or (ii) 4.0% per annum, or 0.333% per month of the total facility amount payable on a monthly basis which is equivalent to $133,333 per month.  The Purchase Agreement states that the maximum unpaid purchase price cannot exceed $40,000,0000.  Pursuant to the Purchase Agreement, we made a cash deposit to Trimarine of 10% of the $40,000,000.  The $4,000,000 deposit is recorded as “prepaid expenses and other assets” in the accompanying balance sheets.

Leases
c)
On October 1, 2006, we entered into an office lease for our subsidiary in Lima, Peru. Under the terms of the lease, we are required to make monthly payments of $6,013 for the first year. The monthly payment will increase by 3% annually until September 2009. The office lease contains certain rent escalation clauses over the life of the lease. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease.

d)
On June 1, 2007, we entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, we are required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.

We estimate that our contingency costs for the next twelve month period will be approximately $250,000. These costs will primarily consist of unexpected expenses due to evolving regulations in the industry.

Contractual Obligations

Our significant contractual obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$-	$59,188,633	$	$-	$59,188,633
Sale Lease back	450,000	10,200,000	22,750,000	9,600,000	43,000,000
Operating lease obligations	19,138	16,500	-	-	35,638
Total	$469,138	$69,405,133	$22,750,000	$9,600,000	$102,224,271

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and accrued derivative liabilities. Actual results could differ from these estimates upon which the carrying values were based.

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in ASC 815, we determine which instruments or embedded features that require liability accounting and record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “gain (loss) on change in fair value of accrued derivative liabilities.”

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held us. ASC Topic 825, “Financial Instruments” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

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

Long-lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our subsidiaries use their local currencies, the PEN, as their functional currencies. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” we recognize revenue when it is realized or realizable and earned. The four criteria under SAB 104 are:

•           Persuasive evidence of an arrangement exists
•           Delivery has occurred
•           The sales price is fixed or determinable
•           Collection is reasonably assured

Stock-based Compensation

We record stock-based compensation in accordance with ASC Topic 718 “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, our volatility is based on the historical volatility of our stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We use the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and our expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recent Pronouncements

On January 1, 2009, we adopted ASC sub-topic 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of ASC 810-10 did not have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.   A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2009, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures are not effective solely due to the fact that the Company continues to have material weaknesses in its internal control over financial reporting.  Notwithstanding the foregoing, management believes that the disclosure information set forth in this report on Form 10-Q is complete, compliant and accurate and that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the third quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None except as set forth in the Company’s Report on Form 8-K filed July 23, 2009

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

PURE BIOFUELS CORP.

By:	/s/ Alberto Pinto
Alberto Pinto Chief Executive Officer and President

Date: November 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alberto Pinto	Chief Executive Officer and Director	November 16, 2009
Alberto Pinto

/s/ Gustavo Goyzueta	Chief Financial Officer	November 16, 2009
Gustavo Goyzueta	(Principal Financial Officer and
Principal Accounting Officer)

/s/ C. Wendell Tewell	Chairman of the Board of Directors	November 16, 2009
C. Wendell Tewell

/s/ Laurence Charney	Director	November 16, 2009
Laurence Charney

/s/ Luis H. Goyzueta	Director	November 16, 2009
Luis H. Goyzueta