Form 10-K
period 2009-12-31
PURE BIOFUELS CORP
filed 2010-04-15
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-50903

Pure Biofuels Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3811 Shadow Trace Circle
Houston, TX 77082-5637

1-281-540-9317

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2009) was approximately $9.7  million (based on 58,946,396 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.01 par value, was 236,387,893 shares as of April 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

PART I

Item 1. Business

Our Current Business

We have culminated the construction of our biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru (the “Callao Port Facility”). The Callao Port Facility is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year (“MMgy”). Approximately 6.5 million gallons of crude glycerin is also expected to be produced from the process.  The Callao Port Facility also holds a liquid storage terminal with a total capacity of 155,760 cubic meters and can provide buoy mooring for loading and discharging products by sea via underwater pipelines connected to our storage tanks.

On December 4, 2007, our subsidiary, Pure Biofuels Peru, S.A.C., completed the acquisition of all of the outstanding capital stock of Interpacific Oil S.A.C., a biodiesel processor with a 7.2 MMgy biodiesel facility (the “Interpacific Facility”), which the Company has expanded in order to achieve production capacity of 10 MMgy.

To date, we have not generated significant revenues from the operations at the Callao Port Facility.  Our principal delays have been due to the uncertainty of the approval of Peruvian law which dictates that all diesel fuel commercialized in Lima, Peru will not only carry a mandatory biodiesel portion of 2% but will also be Ultra Low Sulfur diesel.  Consequently, our biodiesel production and our planned diesel imports were halted until the mandate was approved.  The Peruvian law was finally approved on December 31, 2009 making Peru a significant importer of diesel fuel since current local oil refineries lack the capacity to produce Ultra Low Sulfur diesel.  In addition, Pure Biofuels del Peru S.A.C., engaged Oil Tanking Andina S.A.C. as our terminal operator who in turn had to perform an exhaustive due diligence in order to verify and certify that our storage terminal facility fully complies with the highest international standards of safety and quality.  Hereafter, on February 12th, 2010, Pure Biofuels Del Peru S.A.C signed the service agreement with Oil Tanking Andina S.A.C.  We have finalized commercial negotiations and are in the process of concluding others with several parties, both local and international, and plan to generate significant revenues during the second quarter of 2010.

Our business strategy is to generate revenues through the production and sale of biodiesel.  In addition, we seek to generate additional revenue by importing and blending diesel fuel with biodiesel for both the international and local markets.  Finally, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us or at all.

Our management is a focused senior team of professionals with finance and project development expertise. We believe management has extensive experience and knowledge in the production of biodiesel and the renewable energy sector. In addition, management believes that our company has attracted a skilled team of advisors and contractors with significant experience in the field.

Within the renewable energy sector, our primary investment opportunities will involve clean fuels, enabling technologies and the cultivation, harvesting and processing of plant feedstock in low cost growing locations. From a strategic value perspective, our management believes a geographic focus in South America will be a key component to building scale.

Callao Port Facility

The Callao Port Facility is designed for continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year. In addition, we expect that the plant will produce approximately 6.5 million gallons of crude glycerin per year. The plant is located on company-owned land and part of the infrastructure includes tank storage terminal, administration, control and maintenance buildings. Movement of bulk liquid materials between the wharf and the plant is managed through a network of pipelines.  Our tank terminal has a liquid storage capacity of 155,760 cubic meters and can provide buoy mooring for loading and discharging products by sea via underwater pipelines connected to our storage tanks.

On February 12th, 2010, Pure Biofuels del Peru SAC engaged Oil Tanking Andina S.A.C, as its storage terminal operator.  With this service agreement, we have successfully outsourced the storage tank operation to an experienced global company with worldwide operations involving the storage of oils, chemicals, and gases.

Production Phase

We intend to ramp up the Callao Port Facility to full production over the next 4 months.

In full production, the Callao Port Facility is anticipated to operate 24 hours a day, every day. Access to the site will be controlled by a swipe-card security system. Approximately 15-20 personnel will be required to fill four shift rosters.

The raw materials will be delivered by ship on a monthly basis to the Callao Port site. Callao Port regulatory authorities and our storage terminal operator, Oil Tanking Andina S.A.C., will manage product delivery to the wharf, which will be transported by pipeline to the main storage area on the Callao Port site. Weekly to monthly supplies of other chemicals such as caustic soda will also be maintained on-site. Secondary by-products such as fatty matter and distillations residue will be removed by a licensed waste contractor on an as-needed basis.

The Interpacific Facility

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was one of the first biodiesel production facilities ever constructed in Peru. In January 2008, we completed the expansion of the Interpacific Facility from 7.2 MMgy to 10 MMgy.

Production Phase

We anticipate the Interpacific Facility will reach full production capacity by June 2010.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, every day.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Facility will be supplied with raw materials from the Callao Port Facility.

Principal Products

Overview

The production of biodiesel involves the transesterification of triglyceride oil (vegetable oil feedstock) with alcohol (methanol) in the presence of an alkaline catalyst (sodium hydroxide). Part of biodiesel’s appeal is its versatility, since the fatty acid used to produce the ester can come from a number of different sources.

Biodiesel can be distributed using infrastructure which is already in place. We anticipate that most of our production will be sold to local fuel distributors. Fuel stations are beginning to make biodiesel available to consumers, and a growing number of transport fleets use it as an additive in their fuel. Potential environmental concerns mainly involve the transport, storage and handling of the various hazardous materials used in the production of biodiesel, such as methanol and sodium hydroxide. Numerous controls will be in place to ensure the risks associated with these potential concerns are kept to a minimum.

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

Sources and Availability of Raw Materials

Palm Oil and Soy Oil

We had a non-binding letter of intent with a subsidiary of Cargill to supply us with soy oil which was terminated in May 2009.  We will continue to purchase soy oil from this subsidiary at spot prices. There is no assurance that we will enter into a new binding agreement with the Cargill subsidiary for the supply of soy oil.

We intend to cultivate plant feedstock in low cost regions for raw material sourcing purposes. We currently do not own or lease any land on which to plant oil-bearing crops. There can be no assurance that we will be able to acquire appropriate land to cultivate plant feedstock or that our efforts will be successful.

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

Distribution Method

Peruvian law requires that we delegate full responsibility for distribution and sale of our biodiesel product to one or more distributors. Therefore, initially, we intend to sell all of our biodiesel to Peruvian distributors. Currently, we do not have any binding agreements with any distributors to buy our biodiesel.

Using distributors rather than direct sales and delivery to fleet customers will reduce the gross profit margin available to our company; however, there are contributions and services that quality distributor partners can provide, including:

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

Major Customers

Our major customers are the principal fuel distributors in Peru.  Due to rising international biodiesel prices, we anticipate exporting part of our production to fuel distributors based in the United States and Europe.

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

Our company currently engages in the production and sale of biodiesel as well as the commercialization of blended diesel fuel. We have completed the construction and testing of our proposed Callao Port Facility and have completed and tested the expansion of our Interpacific Facility.  However, we have not yet commenced full-scale operations at neither facility due to the uncertainty of the approval of a Peruvian law which dictates that all diesel fuel commercialized in Lima, Peru will not only carry a mandatory biodiesel portion of 2% but will also be Ultra Low Sulfur diesel.  Consequently, our biodiesel production and our planned diesel imports were halted until the mandate was approved on December 31, 2009.  The Peruvian law was finally approved making Peru a significant importer of Diesel fuel since current local Oil refineries lack the capacity to produce Ultra Low Sulfur diesel.  In addition, Pure Biofuels del Peru S.A.C., engaged Oil Tanking Andina S.A.C. as our terminal operator who in turn had to perform an exhaustive due diligence in order to verify and certify that our storage terminal facility fully complies with the highest international standards of safety and quality.  Hereafter, on February 12th, 2010, Pure Biofuels Del Peru S.A.C signed the service agreement with Oil Tanking Andina S.A.C.  We have finalized commercial negotiations and are in the process of concluding others with several parties, both local and international, and plan to generate significant revenues during the second quarter of 2010.

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

Employees

As of December 31, 2009, we had 40 full time employees.

We expect to have approximately 25 full time employees since a significant portion of our existing plant personnel will now be working for our storage terminal operators, Oil Tanking Andina S.A.C.

Corporate Information

We were incorporated pursuant to the laws of the State of Nevada on October 2, 2003, and commenced operations commensurate with the acquisition of Metasun Software Corp. on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our former president, by issuing a $10,000 promissory note, at the rate of prime plus 2% and due on demand. The acquisition was accounted for as a reverse takeover. Effective January 12, 2005, our issued and outstanding common shares were split on a 5.332687957 for one (1) basis. Effective August 7, 2006, we effected a one and one-quarter (1.25) for one (1) forward stock split of our authorized, issued and outstanding common stock. In addition, effective August 7, 2006, we completed a merger with our subsidiary, Pure Biofuels Corp., which we incorporated solely to effect a change of name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” We changed our name in connection with a share exchange agreement dated July 26, 2006, as amended August 31, 2006, among our company, Pure Biofuels del Peru SAC (“Pure Biofuels Peru”), the shareholders of Pure Biofuels Peru, and Carlos Alberto Pinto, President of Pure Biofuels Peru. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Pure Biofuels Peru in exchange for the issuance by our company of approximately 30,000,000 common shares. The closing of the transactions contemplated by the share exchange agreement and the acquisition of all of the issued and outstanding shares of Pure Biofuels Peru occurred on September 15, 2006. At the closing date, the former shareholders of Pure Biofuels Peru held approximately 54.5% of the issued and outstanding common shares of our company. The acquisition of Pure Biofuels Peru is deemed to be a reverse acquisition for accounting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company began filing annual and quarterly reports based on the December 31 year end of Pure Biofuels Peru. Such financial statements depict the operating results of Pure Biofuels Peru, including the acquisition of our company, from September 15, 2006. Our principal office is located at 3811 Shadow Trace Circle, Houston, TX 77082-5637. Our telephone number is (281) 540-9317. The operations office for our Peruvian subsidiary is located at Av. Canaval y Moreyra 380, Of 402, San Isidro, Lima, Peru.

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

Item 2. Properties

We have constructed a biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru. The plant is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year.  In addition, we have constructed a storage terminal can hold up to 155,760 cubic meters of liquid products.

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was the first biodiesel production facility ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 MMgy to 10 MMgy.  We currently lease the land which will expire in 2010.

Pursuant to the sale/leaseback transaction with Interbank Peru, our production facilities and our land are pledged as collateral for the Interbank transaction.

Item 3. Legal Proceedings

We are, from time to time, parties to various legal proceedings arising out of our business. We believe, however, that there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Item 4. (Removed and Reserved)

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

The high and low bid prices of our common stock for the periods indicated below, as reported on Yahoo! Finance, are as follows:

National Association of Securities Dealers OTC
Bulletin Board(1)

Quarter Ended	High	Low
March 31, 2010	$0.14	$0.07
December 31, 2009	$0.21	$0.09
September 30, 2009	$0.21	$0.10
June 30, 2009	$0.22	$0.04
March 31, 2009	$0.07	$0.04
December 31, 2008	$0.22	$0.04
September 30, 2008	$0.40	$0.16
June 30, 2008	$0.46	$0.18
March 31, 2008	$0.50	$0.28

 1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On April 12, 2010, the shareholders' list of our common shares showed 122 registered shareholders and 236,387,893 shares outstanding.

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2009, which were not previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

At December 31, 2009, we have one compensation plan in place, entitled 2006 Stock Option and Award Plan. This plan was approved by our security holders on November 19, 2006.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
15,261,250	$0.60	5,738,750

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis or Plan of Operation

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

Overview

We were a development stage company through July 31, 2009.  During the period that we were considered a development stage company, we incurred accumulated losses of approximately $105,000,000 of which approximately $75,000,000 were non-cash expenses associated with debt and equity financings and stock compensation expense for options issued to employees.

We have completed the construction of our biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru (the “Callao Port Facility”). The Callao Port Facility is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year (“MMgy”). Approximately 6.5 million gallons of crude glycerin is also expected to be produced from the process.  The Callao Port Facility also holds a liquid storage terminal with a total capacity of 155,760 cubic meters and can provide buoy mooring for loading and discharging products by sea via underwater pipelines connected to our storage tanks.

To date, we have not generated significant revenues from the operations at the Callao Port Facility.  Our principal delays have been due to the uncertainty of the approval of Peruvian law which dictates that all diesel fuel commercialized in Lima, Peru will not only carry a mandatory biodiesel portion of 2% but will also be Ultra Low Sulfur diesel.  Consequently, our biodiesel production and our planned diesel imports were halted until the mandate was approved.  The Peruvian law was finally approved on December 31, 2009 making Peru a significant importer of Diesel fuel since current local Oil refineries lack the capacity to produce Ultra Low Sulfur diesel.  In addition, Pure Biofuels del Peru S.A.C., engaged Oil Tanking Andina S.A.C. as our terminal operators who in turn had to perform an exhaustive Due Diligence in order to verify and certify that our storage terminal facility fully complies with the highest international standards of safety and quality.  Thereafter, on February 12th, 2010, Pure Biofuels Del Peru S.A.C signed the service agreement with Oil Tanking Andina S.A.C.  We have finalized commercial negotiations and are in the process of concluding others with several parties, both local and international, and plan to generate revenues during the second quarter of 2010.

Our Interpacific Facility, which we purchased in 2007, will reach full production by June 2010.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, every day.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Facility will be supplied with raw materials from the Callao Port Facility

In addition, we seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us if at all.

Results of Operations

Comparison of the years ended December 31, 2009 and 2008

Revenues were $1,435,639 for the year ended December 31, 2009 compared to $133,172 for the year ended December 31, 2008.  Revenues were obtained from sales of inventory and by products that were produced during the testing period at the Callao Port Facility as well as sales of products after exiting the development stage.

Costs of revenues were $1,974,548 for the year ended December 31, 2009 compared to $1,167,260 for the year ended December 31, 2008.  The costs of revenue include the material and production costs plus additional costs incurred during the testing of the Callao Port Facility.  The cost of revenue for 2008 includes $864,000 related to the write down of inventory to the lower of cost or market due to the decrease in the price of soy bean vegetable oil. Cost of revenue continues to exceed revenue because of the significant devaluation that affected the prices of both raw materials and finished product.

Selling, general and administrative expenses consisted of the following for the periods indicated:

	December 31,	December 31,
	2009	2008	Difference	% Change
Consulting fees	77,722	1,597,493	(1,519,771)	-95.1%
General and administrative	2,195,060	4,447,937	(2,252,877)	-50.6%
Professional fees	1,180,075	2,008,421	(828,346)	-41.2%
Wages	4,000,195	3,887,068	113,127	2.9%
	7,453,052	11,940,919	(4,487,867)	-37.6%

The decrease in consulting fees of $ 1,519,771 or 95.1% was a result of us completing the Callao port facility during 2008.  During the construction of the facility, we used consultants to help in the design, construction and testing of the facility.  General and administrative expenses decreased $2,252,877 or 50.6%.  During 2008, we had received financing and we were continuing to build our internal infrastructure. As we depleted our funds, we had to cut the administrative expense during 2009 until we obtained additional financing. Professional fees decreased $828,346 or 41.2%.  The decrease is primarily due to a decrease in legal fees.  We were able to retain corporate counsel for better rates than what we had previously been paying and we did not use the attorneys’ services as much this year as we did not have as many financing transactions as we had previously.  Wages remained relatively flat for 2009 compared to 2008.  We reduced our staff during 2009, but we also added staff who had been outsourced during 2008.

Interest and financing costs consisted of the following for the periods indicated:

	December 31,	December 31,	Increase
	2009	2008	(Decrease)	% Change
Interest expense	$8,981,946	$3,612,218	$5,369,728	148.7%
Financing costs	7,665,948	9,915,243	(2,249,295)	22.7%
Amortization of debt discount
and debt issuance costs	8,479,632	4,827,971	3,651,661	75.6%
	$25,127,526	$18,355,432	$6,772,094	36.9%

The increase of $5,369,728 or 148.7% in interest expense is due to the increase in our debt and the capitalization of interest during 2008.   During 2008, we capitalized approximately $2,600,000 of interest into property, plant and equipment before the completion of the Callao port facility.  Our average debt was approximately $78,000,000 for the year ended December 31, 2009 compared to approximately $45,500,000 for the year ended December 31, 2008.

The financing costs of $7,665,948 for the year ended December 31, 2009 consisted primarily of the following:

•	$514,000 related to the excess of fair value of the conversion option over the principal of the Plainfield Notes.

•	$1,819,000 related to the fair value of the shares to be issued per the default provisions on the Plainfield 2009 Notes.

•	$4,400,000 related to the warrants that were issued to FDS and Plainfield per the default provisions in their respective short-term notes.

•	$933,000 paid related to the Trimarine supply agreement.

The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after September 30, 2008.

The change in fair value of accrued derivative liability for the year ended December 31, 2009 was a loss of $1,222,681 compared to a gain of $181,898 for the year ended December 31, 2008.  The change was because the common stock share price increased from $0.07 per share at December 31, 2008 to $0.09 per share at December 31, 2009, and the volatility used in the Black-Scholes Model increased to 140% for the December 31, 2009 calculation compared to 123% for the December 31, 2008 calculation.

Foreign currency transaction gain was $1,620,594 for the year ended December 31, 2009 compared to a loss of $3,129,374 for the year ended December 31, 2008. The change is primarily due to the line of credit and subsequently the long term note payable both of which were denominated and payable in U.S. dollars and the appreciation of the PEN in relation to the U.S. dollar for the periods indicated.

The “Non-cash expenses in connection with debt financing” amounted to $15,840,078 for the year ended December 31, 2009 compared to $0 for the year ended December 31, 2008.  In July 2009, we converted $34,312,220 of principal and interest from the line of credit to convertible notes and issued 64,013,194 shares to Plainfield.  We also paid down convertible notes of $2,200,000.  The “Non-cash expenses in connection with debt financing” is calculated as follows:

Description	Amount
Write off of unamortized debt discount for $1MM Note	$(1,994,859)
Write off of debt issue costs related to the line of credit	(920,652)
Write off the BCF related to the $2.2MM convertible Notes	7,846,111
Expense related to BCF related to the LOC that was converted to a Convertible Note	(12,347,942)
Expense related to shares issued to Plainfield	(8,422,736)
Non-cash foreign currency transaction (gain) loss	$(15,840,078)

Liquidity and Capital Resources

As of December 31, 2009, we had $735,352 in cash and cash equivalents. In addition, during the year ended December 31, 2009, our cash used in operating activities was $8,720,625 compared to our cash used in operating activities of $10,940,745 for the year ended December 31, 2008.  We incurred a loss of $48.2 million which was comprised of approximately $34 million in non cash expense related to depreciation, stock based compensation, amortization of debt discount, warrants and options issued for financing costs and non cash expenses in connection with debt financing.  We used cash of approximately $4.7 million to pay accounts payable and approximately $3.9 million to increase deposits and other assets.  Our accrued expenses increased approximately $7.5 million which was primarily related to the interest costs associated with the debt.

During the year ended December 31, 2009 cash used in investing activities was $5,636,209 compared to cash used in investing activities of $22,446,845 for the year ended December 31, 2008.  During the year ended December 31, 2009, we paid $5,600,000 related to the Interpacific acquisition and purchased property, plant and equipment of $36,209.  During the year ended December 31, 2008 we purchased equipment of $22,181,756 and increased deposits by $265,089.

During the year ended December 31, 2009 and 2008, cash provided by financing activities was $14,987,099 and $31,915,472, respectively. During the year ended December 31, 2009, we received $43,000,000 from Interbank Peru as a long term financing.  From the $43,000,000, we were required to set up two restricted cash accounts of $15,000,000 for each account.  We were able to draw down approximately $8.5MM from one of the restricted accounts set up for working capital purposes.  We also paid $3,500,000 toward the principal balance of the line of credit.  We received an additional $3,700,000 in convertible and short term notes and we paid $5,200,000 of principal towards these notes.  As of December 31, 2009, we had repaid all short term notes.  With the $43,000,000 financing from Interbank, we do not anticipate requiring additional funding during the year ended December 31, 2010.

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

As of December 31, 2008, we had issued $19,707,990 of PIK Notes.  During the year ended December 31, 2009 and through April 12, 2010, we issued the following PIK Notes:

•	$5,168,423 for accrued interest on the convertible debt and the line of credit with an exercise price of $0.30 per share for the period January 1, 2009 through September 15, 2009.

•	$3,551,411 for accrued interest on the convertible note with an exercise price of $0.30 per share for the interest that accrued from September 15, 2009 through March 15, 2010.

•	$34,312,220 for the outstanding balance of the line of credit which includes accrued interest of $465,281.

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

After considering all transactions with Plainfield, Plainfield and its affiliates own:

•	153,696,959 shares of our common stock, or 63% of our issued and outstanding stock

•	Warrants exercisable into 16,666,666 shares of our common stock at an exercise price of approximately $0.30 per share

•	$62,740,044 aggregate principal amount of PIK Notes convertible into 209,133,480 shares of our common stock at a conversion price of $0.30 due on September 12, 2012

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

The Company repaid $500,000 in January 2009 and $1,334,375 of principal and interest in July 2009.

Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”).  Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The FDS Bond accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the FDS Bond, the Company issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  The fair value of the warrants on the date of grant was $4,085,589 which is being amortized over one year.  As of December 31, 2009, we have amortized $3,122,957 as interest and financing costs with a remaining balance of $962,632 to be expensed in the first quarter of 2011.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

Bank Financing

On July 16, 2009, we entered into a sale/leaseback transaction with Interbank Peru.  Under the Interbank Peru Financing, Interbank Peru acquired all the assets that comprise our Supply Plant, and in turn leased the Supply Plant back to us.  However, based on lease accounting under ASC Topic 840, we will keep the assets on our books.

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

Pursuant to the Fifth Amendment, the Company repaid the following amounts:

•	$3,500,000 of the line of credit

•	$1,250,000 of the short term notes

•	$2,200,000 of the convertible notes

•	$169,508 of interest due

The Company also issued a PIK Note for $34,312,220 which represents the remaining outstanding principal balance of the line of credit after the repayment of $3,500,000 in principal and accrued interest through July 15, 2009.  The $34,312,220 is convertible into 114,374,066 shares of common stock based on a conversion rate of $0.30.

Pursuant to the Interbank Peru Financing agreement, we are required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of December 31, 2009, we were not in compliance with certain financial covenants which triggered an event of default under the terms of the agreement.  Due to the non compliance, Interbank, at its option, may assess a 2% penalty of the unpaid principal balance of the loan for the time period that the bank deems us to be in default until the waiver is granted.  We have not received a waiver or forbearance at the time the financial statements were issued, so the Company recorded the $43,000,000 payable as a current liability.

Uncertainties and Going-Concern

We have continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the year ended December 31, 2009, we incurred a net loss of $48,209,963 and have an accumulated deficit of $99,682,046. In addition, we are in technical non-compliance with certain of its covenants under the Interbank Loan Agreement which requires the $43,000,000 to be classified on the consolidated financial statements as a current liability.  Due to the current liability classification, we have a negative working capital balance of $33,994,483 at December 31, 2009.

We have begun generating revenues from the sale of by-products of products for the period after we ceased to be a development stage company.  Although we had a loss of $48,209,963 for the year ended December 31, 2009, approximately $31,537,000 of the loss was for non-cash losses related to debt and equity financings and stock compensation expense for options issued to employees.  During July 2009, we obtained $43,000,000 in additional financing which will provide us with the available cash flow during the coming year.  We expect to negotiate a waiver of its technical non-compliance and an overall modification of the loan covenants.  With the additional financing from Interbank, we are able to fund working capital and expects to begin generating significant revenues during 2010.   The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Commitments and Contingencies

We have entered into the following agreements:

a)	During the year ended December 31, 2009, we entered into additional agreements with Plainfield as disclosed in the Notes 7, 8, and 9 to the Consolidated Financial Statements..

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

c)
On August 1, 2009, we entered into a Service agreement with Challenge Capital Corporation, (“the Challenge Capital”), a company controlled by certain officers of our Company, to provide advisory services related to the handling of biofuels to us.  This agreement provides a monthly fee of $25,669 and shall continue until terminated by either party.

Leases

d)
On October 1, 2006, the Company entered into an office lease for the Company in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $6,393. The office lease contains certain rent escalation clauses over the life of the lease that expire on September 30, 2011. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease.

e)
On June 1, 2007, the Company entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.  On June 1, 2009, an amendment was signed which modified the monthly payments to $1,850 or its equivalent in local currency.

Contractual Obligations

Our significant contractual obligations are as follows:

			Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Promissory notes	$-	$59,188,633	$	$-	$59,188,633
Sale Lease back (1)	750,000	23,050,002	19,199,998		43,000,000
Operating lease obligations	85,606	57,564	-	-	143,170
Total	$835,606	$82,296,199	$19,199,998	$-	$102,331,803

(1)  The amounts for the Sale Lease back represent the amounts due per the financing agreement.  However, as of December 31, 2009, the Company was in default of certain loan provisions. As such, Interbank Peru has the right to request payment in full.  For GAAP purposes, this amount was shown as a current liability in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

Performance Bond

On March 27, 2009, we entered into a performance bond agreement (the “Bond Agreement”), with FDS. Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to automatic extension for up to two additional twelve month periods.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, we issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  The fair value of the warrants on the date of grant was $4,085,589 which is being amortized over one year.  As of December 31, 2009, we have amortized $3,122,957 as interest and financing costs with a remaining balance of $962,632 to be expensed in the first quarter of 2011.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

Related Party Transactions

We entered into the following transactions with related parties:

a)
On August 6, 2007, we entered into an integral service agreement with Ocean Marine S.A.C, (“Ocean Marine”) a company controlled by certain officers of our Company and a Peruvian Corporation, to provide certain advisory services related to use and handling of biodiesel to us. The agreement provides for a lump sum payment of $309,166, retroactive from September 15, 2006 to June 30, 2007, for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 through August 12, 2009.  The agreement ended on July 31, 2009, Total consulting expenses incurred under this agreement totaled $272,000 and $469,379 for the years ended December 31, 2009 and 2008, respectively.  The outstanding balance owed to Ocean Marine at December 31, 2009 and 2008 was $229,388 and $191,142, respectively.

b)
On August 1, 2009, we entered into a Service agreement with Challenge Capital Corporation, (“the Challenge Capital”), a company controlled by certain officers of our Company, to provide advisory services related to the handling of biofuels to  us.  This agreement provides a monthly fee of $25,669 and shall continue until terminated by either party.

c)	Plainfield is a related party as it is a major stockholder of our Company. See transactions with Plainfield in Notes 8, 9 and 10 in the accompanying consolidated footnotes.

d)	As of December 31, 2009 and 2008, we have loans due to shareholders in the amount of $208,638.

e)	Certain officers of our Company were shareholders of Interpacific. See Note 18 in the accompanying consolidated footnotes for the transaction details.

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

We use the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and our expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the year ended December 31, 2009 and 2008. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Recent Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Consolidated Financial Statements and Supplementary Data

Pure Biofuels Corp. and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Pure Biofuels Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pure Biofuels Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009.  Pure Biofuels Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Biofuels Corp. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
April 15, 2010

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$735,352	$579,241
Use restricted cash	6,830,717	141,775
Accounts receivable	159,437	159,876
Inventories	355,531	1,192,362
VAT credits	1,051,185	7,368,021
Deposits and other assets	5,083,907	117,094
TOTAL CURRENT ASSETS	14,216,129	9,558,369
PROPERTY, PLANT AND EQUIPMENT, net	40,179,286	37,546,422
DEBT ISSUANCE COSTS, net	3,332,390	3,919,311
GOODWILL	7,716,956	7,015,640
DEPOSIT GUARANTEE	15,000,000	-
DEFERRED TAX ASSETS	531,625	-
OTHER ASSETS	256,644	248,133
TOTAL ASSETS	$81,233,030	$58,287,875
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$956,647	$5,325,948
Accrued expenses	3,815,939	1,959,474
Due to prior stockholders of Interpacific Oil	-	5,740,061
Due to related parties	438,026	399,780
Notes payable - current, net of debt discount of $0 and $266,622 as of December 31,2009 and 2008, respectively	43,000,000	1,233,378
TOTAL CURRENT LIABILITIES	48,210,612	14,658,641
CONVERTIBLE NOTES, net of debt discount of $10,392,971 and $12,770,545 as of December 31, 2009 and 2008, respectively	48,795,662	6,937,445
ACCRUED DERIVATIVE LIABILITIES	21,556,300	564,643
LINE OF CREDIT	-	37,346,939
TOTAL LIABILITIES	118,562,574	59,507,668
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized; 236,387,893, and 172,374,699 shares issued and outstanding as of December 31, 2009 and 2008, respectively	236,388	172,375
Additional paid-in capital	60,958,526	55,362,143
Accumulated other comprehensive loss	1,157,588	(564,933)
Accumulated deficit	(99,682,046)	(56,189,378)
TOTAL STOCKHOLDERS' DEFICIT	(37,329,544)	(1,219,793)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$81,233,030	$58,287,875

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
REVENUE	$1,435,639	$133,172
COST OF REVENUE	1,974,548	1,167,260
GROSS MARGIN	(538,909)	(1,034,088)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,453,052	11,940,919
LOSS FROM OPERATIONS	(7,991,961)	(12,975,007)
OTHER INCOME (EXPENSES):
Interest and financing costs	(25,127,526)	(18,355,432)
Other, net	(218,156)	(33,227)
Non-cash expenses in connection with debt financing	(15,840,078)	-
Gain (loss) on change in fair value of accrued derivative liabilities	(1,222,681)	181,898
Foreign currency transaction gain (loss)	1,620,594	(3,129,374)
TOTAL OTHER EXPENSE, net	(40,787,847)	(21,336,135)
LOSS BEFORE PROVISION FOR INCOME TAXES	(48,779,808)	(34,311,142)
Current	-	-
Deferred	569,845	-
TOTAL BENEFIT FOR INCOME TAXES	569,845	-
NET LOSS	$(48,209,963)	$(34,311,142)
OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	1,722,521	(365,142)
COMPREHENSIVE LOSS	$(46,487,442)	$(34,676,284)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.24)	$(0.30)
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	199,558,384	115,591,280

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2007	75,319,769	$75,320	$30,487,037	$(199,791)	$(21,878,236)	$8,484,330
Stock compensation expense for options issued to employees	-	-	2,363,216	-	-	2,363,216
Issuance of common stock for Interpacific Oil	2,166,667	2,167	994,500	-	-	996,667
Issuance of common stock for services	15,000	15	5,835	-	-	5,850
Fair value of warrants issued with short-term notes payable	-	-	573,628	-	-	573,628
Conversion of convertible debt	186,435	186	106,081	-	-	106,267
Repricing of warrants	-	-	979,805	-	-	979,805
Repricing of convertible debentures	-	-	5,481,833	-	-	5,481,833
Value of beneficial conversion feature on convertible note issuance	-	-	166,667	-	-	166,667
Exchange of 59,227,517 warrants for 78,033,754 shares of common stock with Plainfield on 08/05/08	78,033,765	78,034	9,089,016	-	-	9,167,050
Issuance of 15,714,287 shares for $.35 per share on August 13, 2008	15,714,287	15,714	5,071,786	-	-	5,087,500
Exchange of 1,408,164 warrants for 938,776 shares with YA Global - on 09/08/08	938,776	939	42,739	-	-	43,678
Foreign currency translation adjustment	-	-	-	(365,142)	-	(365,142)
Net loss	-	-	-	-	(34,311,142)	(34,311,142)
Balance, December 31, 2008 as previously reported	172,374,699	$172,375	$55,362,143	$(564,933)	$(56,189,378)	$(1,219,793)
Cumulative effect of reclassification of warrants and conversion options	-	-	(6,939,172)	-	4,717,295	(2,221,877)
Balance, January 1, 2009 as adjusted	172,374,699	$172,375	$48,422,971	$(564,933)	$(51,472,083)	$(3,441,670)
Stock compensation expense for options issued to employees	-	-	2,352,524	-	-	2,352,524
Reclassification of fair value of options between liability and equity	-	-	4,933	-	-	4,933
Issuance of 64,013,194 shares of common stock for debt financing	64,013,194	64,013	10,178,098	-	-	10,242,111
Foreign currency translation adjustment	-	-	-	1,722,521	-	1,722,521
Net loss	-	-	-	-	(48,209,963)	(48,209,963)
Balance, December 31, 2009	236,387,893	$236,388	$60,958,526	$1,157,588	$(99,682,046)	$(37,329,544)

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,209,963)	$(34,311,142)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	633,748	832,653
Deferred taxes	(517,914)	-
Stock compensation expense for options issued to employees	2,352,524	2,363,216
Fair value of shares issued for services	-	5,850
Fair value of shares issued for financing costs	1,819,375	46,267
Fair value of warrants and conversion options issued for financing costs	4,913,240	573,628
Financing costs of warrant repricing	-	87,818
Amortization of debt discounts, debt issuance costs and financing costs	8,430,869	4,827,971
Non-cash financing costs	-	9,210,728
Gain (Loss) on change in fair value of accrued derivative liabilities	1,222,681	(181,898)
Non-cash expenses in connection with debt financing	15,840,078	-
Loss on write off of deposit	-	203,672
Non-cash foreign currency transaction (gain) loss	(1,500,685)	3,050,409
Changes in operating assets and liabilities:
Accounts receivable	6,930	171,584
Inventories	895,119	(1,273,846)
VAT credits	6,417,027	(5,210,158)
Deposits and other assets	(3,864,969)	431,092
Accounts payable	(4,729,545)	4,429,427
Accrued expenses	7,572,067	3,587,495
Due to related parties	(1,207)	214,489
Net cash used in operating activities	(8,720,625)	(10,940,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on amounts due to prior stockholders of Interpacific Oil	(5,600,000)	-
Increase in deposits	-	(265,089)
Purchase of property, plant and equipment	(36,209)	(22,181,756)
Net cash provided by (used in) investing activities	(5,636,209)	(22,446,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	2,200,000	5,000,000
Proceeds from issuance of notes payable - short term	1,500,000	1,500,000
Proceeds from line of credit	-	20,946,939
Increase in restricted cash	(6,532,452)	(151,463)
Increase in deposit guarantee	(15,000,000)	-
Interest payment deducted from restricted cash	-	754,473
Payment on notes payable - short term	(3,000,000)	-
Payment on convertible debt	(2,200,000)	-
Payment on line of credit	(3,500,000)	-
Payment of debt issuance costs	(1,480,449)	(1,634,477)
Proceeds from note payable	43,000,000	-
Proceeds from the issuance of common stock	-	5,500,000
Net cash provided by financing activities	14,987,099	31,915,472
Effect of exchange rate changes on cash and cash equivalents	(474,154)	(939,745)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156,111	(2,411,863)
CASH AND CASH EQUIVALENTS, Beginning of period	579,241	2,991,104
CASH AND CASH EQUIVALENTS, End of period	$735,352	$579,241

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Basis of Presentation

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

The Company previously focused its business efforts on the development of software specializing in web applications using Microsoft TM technologies. In contemplation of the share exchange transaction with Peru SAC, the Company abandoned its original business plan and sold its investment in its previous subsidiary, Metasun Software Corp. (“Metasun”), and the related software business to two former stockholders in consideration for the cancellation of all shares of the Company’s common stock previously owned by them and the waiver and forgiveness of any outstanding amounts owed by the Company. As of the closing date of the Share Exchange Agreement, the Company commenced the business of the production, marketing and sale of clean burning biofuels focusing on Latin America.

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

Pure Biofuels Corp., through its directly owned subsidiaries Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C., processes, produces and distributes biodiesel as an alternative fuel for freight and transportation fleets, marines, farming, rail and aviation industries, and other industrial uses.  The Company’s products are sold in Peru.

See report of independent registered public accounting firm.

Development Stage Company

The Company was in the development stage through July 31, 2009.  During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $105,000,000 of which approximately $75,000,000 were non-cash expenses associated with debt and equity financings and stock compensation expense for options issued to employees.

Going-Concern

The Company has continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the year ended December 31, 2009, the Company incurred a net loss of $48,209,963 and has an accumulated deficit of $99,682,046. In addition, the Company is in technical non-compliance with certain of its covenants under the Interbank Loan Agreement which requires the $43,000,000 to be classified on the consolidated financial statements as a current liability.  Due to the current liability classification, the Company has a negative working capital balance of $33,994,483 at December 31, 2009.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has begun generating revenues from the sale of by-products of products for the period after the Company ceased to be a development stage company.  Although the Company had a loss of $48,209,963 for the year ended December 31, 2009, approximately $31,537,000 of the loss was for non-cash losses related to debt and equity financings and stock compensation expense for options issued to employees.  During July 2009, the Company obtained $43,000,000 in additional financing which will provide the Company with the available cash flow during the coming year.  The Company expects to negotiate a waiver of its technical non-compliance and an overall modification of the loan covenants.  With the additional financing from Interbank, the Company is able to fund working capital and expects to begin generating significant revenues during 2010.

These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going-concern is dependent upon its ability to generate sustainable revenue and negotiate the technical non-compliance with the Interbank loan. These consolidated financial statements do not include any adjustments to the recoverability and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going-concern.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned	Parent
Pure Biofuels Del Peru S.A.C.	Peru	99.9	Pure Biofuels Corp.
Palm Industrial S.A.C.	Peru	99.9	Pure Biofuels Corp.
Pure Biocarburantes S.A. *	Argentina	99.4	Pure Biofuels Del Peru S.A.C.

* Pure Biocarburantes S. A. was disposed of during 2009.  The operations were insignificant to the operations of Pure Biofuels Del Peru.

See report of independent registered public accounting firm.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied. The Company’s subsidiaries use their local currencies, Peruvian Nuevos Soles (“PEN”) and the Argentinean Peso (ARS); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and accrued derivative liabilities.  The Company’s actual results could differ materially from these estimates upon which the carrying values were based.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits and all highly liquid investments with original maturities of three months or less.

Use Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor and a deposit in guarantee.  As of December 31, 2009 and 2008, total restricted cash related to the standby letter of credit amounted to $141,852 and $141,775, respectively. As of December 31, 2009 and 2008, total restricted cash related to restricted working capital amounted to $6,688,865 and $0, respectively. As of December 31, 2009 and December 31, 2008, total non-current restricted cash related to the deposit in guarantee under Interbank Financing amounted to $15,000,000 and $0, respectively.  See Note 11 for details on deposit in guarantee and restricted working capital.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.  As of December 31, 2009 and 2008, the Company determined that no reserves for accounts receivable were necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of December 31, 2009 and 2008, the Company believes that no reserve was necessary.

See report of independent registered public accounting firm.

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

The estimated useful lives are as follows:

Building improvements	10 years
Facilities and equipment	10years
Computer equipments and licenses	4 years
Other fixed assets	5-10 years

Goodwill and Impairment

The Company applies Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of December 31, 2009 and 2008, there was no impairment of its goodwill.

Impairment or Disposal of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 and 2008, there was no impairment of its long-lived assets.

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

See report of independent registered public accounting firm.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company’s warrant liability is carried at fair value totaling $11,169,503 and $564,643, as of December 31, 2009 and December 31, 2008, respectively.  The Company’s conversion option liability is carried at fair value totaling $10,386,797 and $0 as of December 31, 2009 and December 31, 2008, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2009	January 1, 2009
Annual dividend yield	-	-
Expected life (years)	2.3-6.6	3.3-3.7
Risk-free interest rate	1.14%-3.39%	1%-1.14%
Expected volatility	140%	123%

See report of independent registered public accounting firm.

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion options. We have no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.

	Fair Value As of December 31,	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$11,169,503		$11,169,503
Conversion option liability	10,386,797		10,386,797
Total accrued derivative liabilities	$21,556,300		$21,556,300

The Company recognized a loss of $1,222,681 for the year ended December 31, 2009 and a gain of $181,898 for the change in the fair value of accrued derivative liabilities for the year ended December 31, 2008.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of December 31, 2009 and 2008, the Company had deposits in excess of federally-insured limits of approximately $22,551,847 and $567,000, respectively. The Company has not experienced any losses in such accounts.

The Company’s operations are carried out in Peru. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the country, and by the general state of the country’s economy. The Company's operations in Peru are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign Currency Translations and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the PEN as their functional currencies for the year ended December 31, 2009 and the PEN and ARS as their functional currencies for the year ended December 31, 2008. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

See report of independent registered public accounting firm.

Asset and liability amounts at December 31, 2009 and 2008 were translated at 2.890 PEN to $1.00 USD and 3.142 PEN to $1.00 USD, respectively, for the Company’s Peruvian subsidiaries. Asset and liability amounts at December 31, 2008 were translated at 3.453 ARS to $1.00 USD for the Company’s Argentinean subsidiary. Equity accounts were stated at their historical rates. The average translation rates applied to statement of operations accounts for the years ended December 31, 2009 and 2008 were 3.009 PEN and 2.941 PEN to $1.00 USD, respectively; and for the year ended December 31, 2008 was 3.161 ARS to $1.00 USD.  Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the year ended December 31, 2009 and 2008. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

See report of independent registered public accounting firm.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants, options and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.  As of December 31, 2009 and 2008, the following potential dilutive shares were excluded from the diluted loss per share for all periods presented due to their anti-dilutive effect.

	December 31, 2009	December 31, 2008
Options	15,261,250	15,186,250
Warrants	135,980,665	11,805,666
Convertible notes	197,295,443	65,693,300
Total	348,537,358	92,685,216

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

See report of independent registered public accounting firm.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Pronouncements

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

See report of independent registered public accounting firm.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

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

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Inventories

Inventories consist of the following:

Description	December 31, 2009	December 31, 2008
Raw Material	$147,635	$794,493
Work-in-Process	97,272	152,844
Finished Goods	110,624	245,025
Inventories, net	$355,531	$1,192,362

See report of independent registered public accounting firm.

Note 4 – VAT Credits

At December 31, 2009 and 2008, the Company has value added tax (“VAT”) credit of $1,051,185 and $7,368,021, respectively, in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company and the Company obtains VAT tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the VAT tax credits against its Peruvian VAT tax liability generated from sales or service revenue or to receive a cash refund from the Peruvian government after necessary approvals are obtained from the Peruvian government.  During the year ended December 31, 2009, the Company reduced the VAT credit by $8,170,000 as part of the financing agreement with Banco Internacional Del Peru S.A.A. (“Interbank Peru”).

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2009	December 31, 2008
Land	$3,499,583	$3,220,041
Plant under construction	4,873,475	4,974,263
Building improvements	858,397	595,039
Facilities and equipment	32,144,859	29,236,036
Computer equipment and licenses	261,618	240,374
Other fixed assets	97,969	101,124
	41,735,901	38,366,877
Accumulated depreciation	(1,556,615)	(820,455)
Property, Plant and Equipment, net	$40,179,286	$37,546,422

Plant under construction represents labor costs, material, capitalized interest incurred in connection with the construction of the liquid storage terminal of Callao and its port facilities, located on the coast of the Pacific Ocean.  The plant under construction was fully completed in March 2010.

Depreciation expense amounted to $633,748 and $832,653, for the years ended December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009 and 2008, interest expense capitalized to plant under construction amounted to $0 and $2,607,294, respectively.

See report of independent registered public accounting firm.

Note 6 – Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired in accordance with ASC Topic 805, “Business Combination.” Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment on an annual basis or more frequently when impairment indicators arise.

The carrying value of goodwill is $7,716,956 and $7,015,640 at December 31, 2009 and 2008, respectively. No impairment was noted on the goodwill at December 31, 2009 and 2008.

	Balance at December 31, 2008	Change in Value	Balance at December 31, 2009
Interpacific Oil S.A.C	7,015,640	701,316	7,716,956

In the table above, the change in value of goodwill is related to the $530,546 change in fair value of the warrants that were issued as part of the acquisition price of Interpacific Oil S.A.C. (as described in Note 18) and $170,770 due to the change in the foreign exchange rates used to translate the balance sheet.

Note 7 – Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”).  Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, the Company issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS has the right to exchange all or any FDS Bond Warrants at any time after the Effective Date (March 31, 2016), for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

In accordance with ASC 815, the Company determined that the FDS Bond Warrants should be classified as a liability at fair value on the date the FDS Bond Warrants were issued.  On the date of issuance, the Company determined the fair value of the FDS Bond Warrants to be $4,085,589 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 130%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.28%

The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company will amortize the $4,085,589 over one year.  The amortization expense for the year ended December 31, 2009 was $3,122,957 and is included in “interest and financing costs” in the accompanying consolidated statements of operations.

See report of independent registered public accounting firm.

Note 8 – Notes Payable – Short Term

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

In accordance with ASC 815, the Company determined that the FDS Additional Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  The Company did not issue the FDS Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the FDS Additional Warrants at January 15, 2009 to be $1,576,763 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 130%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.28%

The fair value of $1,576,763 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

On April 28, 2009, and June 18, 2009, the Company signed promissory notes (“FDS 2009 Notes”) to borrow from FDS $500,000 and $250,000, respectively. The FDS 2009 Notes provided that the Company would pay the principal amount together with accrued and unpaid interest on the entire principal amount of the FDS 2009 Notes at 5% of the principal amount to FDS in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by the Company to FDS and paid on the Maturity Dates.

See report of independent registered public accounting firm.

The FDS 2009 Notes provided for certain events of default with various remedies.  Pursuant to the default provisions, the Company issued to FDS seven-year cashless warrants (“FDS 2009 Warrants”) to purchase 12,500,000 and 6,250,000 shares of the Company’s common stock at an exercise price of $0.04 per share of common stock for the $525,000 and the $262,500 principal and interest balances, respectively.  FDS may at its sole option exchange all or any FDS 2009 Warrants at any time after the date of the event of default and during the exercise period for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS 2009 Warrants divided by 1.2.

In accordance ASC 815, the Company determined that the FDS 2009 Warrants should be classified as a liability at fair value on the date the FDS Additional Warrants were to be issued.  The Company determined the fair value of the FDS Additional Warrants at May 30, 2009, and June 30, 2009 to be $1,069,199 and $964,594, respectively using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 130%;
•	Dividend yield of 0%;
•	Risk free interest rate of 3.06% and 3.18%

The fair value of $1,069,199 and $964,594 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

The Company repaid the promissory notes in the amounts of $500,000 in January 2009 and $1,250,000 in July 2009, respectively.

Plainfield Promissory Note and Warrants

On December 4, 2008, the Company executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield, the principal amount of $500,000.  The Company was to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note was a non-interest bearing note.

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

See report of independent registered public accounting firm.

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

In accordance with ASC 815, the Company determined that the Plainfield Additional Warrants should be classified as a liability at fair value on the date the Plainfield Additional Warrants were to be issued.  The Company did not issue the Plainfield Additional Warrants until April 8, 2009; however, the Company valued the warrants as of the date of default to determine the liability that should be recorded.  The Company determined the fair value of the Plainfield Additional Warrants at January 15, 2009, to be $788,382 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 130%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.28%

The fair value of $788,382 was recorded as “accrued derivative liabilities” in the accompanying consolidated balance sheets and included in “interest and financing costs” in the consolidated statements of operations at the date of default.

On April 28, 2009, and July 18, 2009, the Company signed promissory notes (“Plainfield 2009 Notes”) to borrow from Plainfield $500,000 and $250,000, respectively. The Plainfield 2009 Notes provided that the Company would pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Notes at 5% of the principal amount to Plainfield in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest shall be added to the principal sum then owed by the Company to Plainfield and paid on the Maturity Date.

The Plainfield 2009 Notes provided for certain events of default with various remedies including acceleration or conversion, at Plainfield’s sole option, in lieu of the other remedies for an event of default, into a Paid-in-Kind (“PIK”) Note in an aggregate principal amount of $525,000 and $262,500, convertible into 13,125,000 and 6,562,500 shares of common stock, respectively, of the Company’s common stock at a conversion price of $0.04 per share.  Plainfield may at its sole option exchange the PIK Note at any time after the date of the event of default for (a) a promissory note (the “Exchange Note”) issued by the Company, identical in all respects to the PIK Note, except that the exchange note shall not have any conversion or exchange rights and (b) a number of shares of common stock equal to the number of shares that would have been issued upon the conversion of the PIK Note pursuant to the immediately preceding sentence divided by 1.2.

The Company did not repay the Plainfield 2009 Notes on the required dates, and pursuant to the terms of the agreement, Plainfield opted to exchange the PIK Note for the Exchange Note and receive shares of common stock.  The exchange of the PIK Note and the issuance of the common shares were performed in conjunction with the Interbank Peru financing on July 16, 2009.

In July 2009, the Company repaid to Plainfield in the amount of $1,250,000 related to the promissory notes.

See report of independent registered public accounting firm.

Note 9 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield pursuant to which the Company sold to Plainfield (1) 11,000,000 shares of the Company’s common stock, (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes (the “Original Notes”) due September 12, 2012, (3) warrants to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Original Notes at any time at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company is to pay interest on the Original Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2008.  Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Original Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest was paid in PIK Interest.  All additional convertible notes issued subsequent to September 12, 2007 take the form of the Original Notes as described above, otherwise disclosed differently below.

On March 26, 2008, the Company sold to Plainfield $5,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012 (the “Additional Notes”).  The Additional Notes are convertible into 16,666,667 shares of common stock at a conversion price of $0.30 per share.  Pursuant to the terms of the Amended Purchase Agreement, the conversion price of the Original Notes and $610,000 aggregate principal amount of PIK Interest Notes issued on March 15, 2008 as payment of interest on the Original Notes, was adjusted to $0.30.

As of September 30, 2008, the Company had accrued interest of $2,322,779 related to its line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that would accrue through January 31, 2009, the Company, on November 4, 2008, sold to Plainfield (1) $2,370,182 in aggregate principal amount of the 10%/12% senior convertible PIK election notes and (2) $1,537,020 in aggregate principal amount of 10%/12% senior convertible PIK election notes due 2012 representing interest through January 31, 2009.

On March 10, 2009 and March 27, 2009, the Company sold to Plainfield $1,283,214 ($283,214 was accrued interest from the line of credit) and $1,200,000, respectively, in aggregate principal amount of additional notes (“2009 Additional Notes”).  The 2009 Additional Notes are convertible into shares of common stock at $0.04 per share.

The Company determined that the 2009 Notes contained an embedded beneficial conversion feature as the conversion price of $0.04 per share was less than the share price of $0.06 on the date of issuance.  The Company recorded the fair value of $2,714,302 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life between 3.47 and 3.51years
•	Volatility of 130%;
•	Dividend yield of 0%;
•	Risk free interest rate between 1.27 and of 1.46%

See report of independent registered public accounting firm.

The Company recorded $2,200,000 to debt discounts to be amortized over the life of the 2009 Additional Notes and $514,302 to “interest and financing costs.”

On July 16, 2009, the Company obtained additional financing from Interbank Peru. (See Note 11) Concurrent with the Interbank Peru financing, the Company repaid the following amounts to Plainfield in cash:

$3,500,000 of the line of credit
$1,250,000 of the short term notes
$2,200,000 of the convertible notes

The Company also sold to Plainfield $34,312,220 10%/12% senior convertible PIK election notes which represents the remaining outstanding principal balance of the line of credit after the $3,500,000 that was repaid in cash and the accrued interest through July 15, 2009 of $465,281.  The $34,312,220 of convertible note is convertible into 114,374,066 shares of common stock based on a conversion rate of $0.30.  In the event that the Company has not repaid this note and any PIK Notes issued in kind as interest thereon, plus accrued and unpaid interest prior to July 16, 2010, the Company shall issue to Plainfield on July 16, 2010, duly authorized and validly issued seven-year warrants to purchase one share of Common Stock for every $1.00 principal amount of Note outstanding, at a strike price equal to 120% of the volume weighted average price of the Common Stock for the sixty (60) trading days immediately preceding July 16, 2010; provided, however, that the strike price shall not be less than $0.20 per share of Common Stock and not greater than $0.40 per share of Common Stock.

The convertible notes issued to Plainfield were initially collateralized by substantially all of the Company’s assets.  Pursuant to the Fifth Amendment, Plainfield released its right of collateral over substantially of the Company’s assets in order for the Company to consummate the financing with Interbank (Note 10).

The Company determined that the notes issued on July 16, 2009, contained an embedded beneficial conversion feature.  The Company recorded the fair value of $12,347,942 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 3.16 years
•	Volatility of 130%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.54%

The Company recorded $12,347,942 as “Non-cash expenses in connection with debt financing” in the accompanying consolidated statements of operations.

See report of independent registered public accounting firm.

The following table summarizes the convertible notes:

Convertible Notes
Balance, December 31, 2007	$602,080
Additional principal	5,000,000
Conversion of interest to principal	1,526,600
Line of Credit PIK interest	3,181,390
Discount related to additional principal and repricing of conversion price	(5,648,500)
Discount related to change in terms	(891,987)
Amortization of note discount	3,167,862
Balance, December 31, 2008	$6,937,445
Conversion of interest to principal	5,168,423
Additional principal	2,200,000
Increase Discount per implementation of EITF 07-5	(428,153)
Discount related to additional principal	(3,092,683)
Amortization of note discount	3,903,550
Write off of note discount	1,994,860
Paydown of principal	(2,200,000)
Convert line of credit to convertible note	34,312,220
Balance, December 31, 2009	$48,795,662

The $48,795,662 is net of debt discounts of $10,392,971.  The total principal amount of $59,188,633 is due on September 12, 2012.

Total interest related to the convertible notes amounted to $4,779,605 and $1,827,399 for the years ended December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009 and 2008, the Company amortized debt discounts in the amount $3,903,550 and $3,167,862, respectively, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at December 31, 2009 and 2008 amounted to $2,091,332 and $667,280, respectively which is recorded in the accrued liabilities on the accompanying consolidated balance sheets.

Note 10 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement (“Line of Credit”), between the Company, as Guarantor, and Plainfield, as Administrative Agent.  The Loan Agreement terminates on January 12, 2011.  The interest rate is a variable rate based on base rate with an applicable margin which is set at the beginning of the fiscal year.  The 2009 and 2008 rate was 9.75% and 12.56%, respectively.

On March 13, 2008, the Company amended the agreement which allowed the Company to draw down an additional $818,000.  Pursuant to the amendment, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock from $0.60 to $0.30.

See report of independent registered public accounting firm.

On April 18, 2008, the Company amended the agreement which increased the available borrowings by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement was $37,346,939.  The Line of Credit balance at December 31, 2008 was $37,346,939

On July 16, 2009, the Company paid $3,500,000 of the principal balance and converted the remaining principal balance of $33,846,939 and accrued interest of $465,281 into a PIK 10%/12% convertible note.

Total interest expense for the years ended December 31, 2009 and 2008 was $1,992,615 and $3,973,423, respectively.

The Company recorded $15,840,078 as “Non-cash expenses in connection with debt financing” related to the payment of the Plainfield and FDS convertible notes, the conversion of the line of credit to a convertible promissory note, and the issuance of common shares to Plainfield as part of the refinancing arrangement. The following details the non cash expenses:

Description	Amount
Write off of unamortized debt discount for the $1 million Plainfield note	$(1,994,859)
Write off of debt issue costs related to the LOC	(920,652)
Write off the BCF related to the $2.2 million convertible notes	7,846,111
Fair value of BCF related to the LOC that was converted to a convertible note	(12,347,942)
Fair value of common stock issued to Plainfield	(8,422,736)
Non-cash expenses in connection with debt financing	$(15,840,078)

Note 11 – Interbank Peru Financing

On July 16, 2009, the Company entered into a sale/leaseback transaction with Interbank Peru (the “Financing”). Under the Financing, Interbank Peru acquired all the assets that comprise the Company’s Supply Plant, and in turn leased the Supply Plant back to the Company.  However, the assets remain on the Company’s books as still owned by the Company in accordance with accounting standard ASC 840-40. Further, the Financing agreement allows a Purchase Option, as defined, by the Company at the end of the six-year term of the agreement.  In addition, the Company pledged its land, with a carrying value of $3,499,583, as collateral pursuant to the Interbank Peru Financing agreement.

Also, a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution (U.S. $15 million), (iv) a deposit in guarantees (U.S. $15 million), and (v) the cash flows that the Company credited in a reserve account. The Company recorded the capital contribution as “restricted cash” and the deposit in guarantees as “deposit guarantee.” Restricted cash is released from restriction only to pay working capital costs.  The deposit guarantee will always hold 35% of the principal outstanding and will be released on an annual basis as the principal gets amortized over the term of the agreement.  As of December 31, 2009 the balance in restricted cash related to the capital contribution and the deposit guarantee is approximately $6,500,000 and $15,000,000, respectively.

The Company received proceeds of $51,170,000 in cash pursuant to the Interbank Peru Financing.  The Company recorded a note payable of $43,000,000 and reduced VAT credits by $8,170,000 as part of the sale of VAT credits to Interbank.  The principal balance of the amount due to Interbank Peru is $43,000,000 with an effective interest rate of 10.6% per annum.  The Company will make interest only payments for the first year and then for years two through six, the Company will make both principal and interest payments such that the loan is completely repaid at the end of year six.

See report of independent registered public accounting firm.

Pursuant to the Interbank Peru Financing agreement, the Company is required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of December 31, 2009, the Company was not in compliance with certain financial covenants which triggered an event of default under the terms of the agreement.  Due to the non compliance, Interbank, at its option, may assess a 2% penalty of the unpaid principal balance of the loan for the time period that the bank deems the Company to be in default until the waiver is granted.  The Company has not received a waiver or forbearance at the time the financial statements were issued, so the Company recorded the $43,000,000 payable as a current liability.  The Company is currently negotiating a waiver of its technical non-compliance with certain of its covenants under the Interbank Loan Agreement as of December 31, 2009 and overall modification of the Interbank Loan Agreement.

The Company recorded interest expense of $1,993,970 for the year ended December 31, 2009 related to the Interbank Peru Financing.  The following table shows the principal payments for the note payable per the contractual agreement:

Fiscal Year	Principal Amount
2010	$750,000
2011	4,150,000
2012	8,000,000
2013	10,900,000
2014	12,800,000
Thereafter	6,400,000
$43,000,000

Note 12 – Accrued Derivative Liability

Accrued Warrant Liability

Effective January 1, 2009, the Company adopted the provisions of ASC 815. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result, 1,805,667 of the issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  In accordance with the transition provisions of ASC 815, the new guidance has been applied to the 1,805,667 warrants that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $350,742 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s consolidated balance sheet as of December 31, 2008, and the amounts that would have been recognized if the guidance in ASC 815 had been applied from the issuance date of the outstanding warrants.

The fair value of all warrants at December 31, 2009 is $11,169,503.

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

See report of independent registered public accounting firm.

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

The fair value of all conversion options at December 31, 2009 is $10,386,797.

Note 13 – Stockholders’ Equity

Common Stock

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

On January 26, 2008, the Company issued 2,166,667 shares pursuant to the Merger Agreement of Interpacific Oil S.A.C. These shares were valued at $996,667. (See Note 18)

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the conversion price of Plainfield’s convertible notes into the Company’s common stock from $0.60 to $0.30 per share. The difference in fair value between the value of the beneficial conversion feature at March 13, 2008 before the price was reset and the value of the beneficial conversion feature after the price was reset was $5,481,833. The aforesaid value was recorded as debt discount and is being amortized over the life of the note. The Company amortized $976,993 during the year ended December 31, 2008 which is recorded as amortization of debt discounts and debt issuance costs in the accompanying consolidated statements of operations.

See report of independent registered public accounting firm.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock form $0.60 to $0.30 per share. The difference in fair value between the value of the warrants at March 13, 2008 before the price was reset and the value of the warrants after the price was reset was $2,423,951. However, the maximum discount that could be applied to the convertible notes is $891,987. The aforesaid value was recorded as debt discount and is being amortized over the life of the note. The Company amortized $158,973 during the year ended December 31, 2008 which is recorded as amortization of debt discounts and debt issuance costs in the accompanying consolidated statements of operations. The Company also recorded as interest and financing costs of $87,818 related to the re-priced Plainfield warrants not recorded as discount.

On March 13, 2008, pursuant to the financing agreement entered into with Plainfield, the Company recorded $166,667 as a beneficial conversion feature. The value of the beneficial conversion feature was based on $5,000,000 of convertible debt, $0.31 market price of share, and $0.30 conversion price. The $166,667 was recorded as a debt discount and is being amortized over the life of the note. The Company amortized $28,612 during the year ended December 31, 2008 which is recorded as amortization of debt discounts and debt issuance costs in the accompanying consolidated statements of operations.

On August 5, 2008, the Company issued to Plainfield 78,033,765 shares of common stock for 59,227,517 Plainfield warrants, which were then cancelled. (See Note 15.)

On August 8, 2008, the Company completed two private placements of shares of the Company’s common stock.  One private placement was for 1,428,572 shares and the other was for 14,285,715 shares.  The price per share was $0.35 for total gross proceeds of $5,500,000 for the two private placements.  The Company paid $385,000 as a placement fee and $27,500 in other expenses.

On September 8, 2008, the Company issued to YA Global Plainfield 938,776 shares of common stock for 1,408,164 YA Global warrants, which were then canceled. (See Note 15)

On July 29, 2009, in connection with the Interbank financing discussed in Note 10, the Company issued 64,013,194 shares of common stock to Plainfield.  The stock was valued at $10,178,098 for $0.16 per share.  The Company recorded $1,819,375 to reduce interest payable to Plainfield and recorded $8,422,736 as “Non-cash expenses in connection with debt financing.”

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

See report of independent registered public accounting firm.

The following is a summary of the option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	14,000,000	$0.60
Granted	2,440,000	$0.60
Exercised	-	-
Forfeited	(1,253,750)	$0.60
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	250,000	$0.60
Exercised	-	-
Forfeited	(175,000)	$0.60
Outstanding, December 31, 2009	15,261,250	$0.60	7.60	-
Exercisable, December 31, 2009	12,912,500	$0.60	7.56	-

The fair value of the options granted during the years ended December 31, 2009 and 2008 was estimated on the date of the grant using the Black-Scholes option-pricing model with the flowing weighted-average assumptions:

	December 31, 2009	December 31, 2008
Expected life (years)	6	5
Risk-free interest rate	3.42%	3.39%
Expected volatility	102%	110%
Expected dividend yield	0%	0%

The weighted average grant-date for the options granted in the years ended December 31, 2009 and 2008 was $0.27 and $0.13, respectively.

The Company recognized $2,352,524 and $2,363,216 in share-based compensation expense for the years ended December 31, 2009 and 2008, respectively.

The compensation expense related to the unvested options as December 31, 2009 is $1,206,217 which will be recognized over the weighted average period of 0.78 years.

See report of independent registered public accounting firm.

Warrants

The following summarizes the stock purchase warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2007	60,303,581	$0.61
Granted	12,289,271	$0.30
Exercised	-	-
Exchanged	(60,635,681)	$0.31
Forfeited	(151,505)	$1.50
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	124,174,999	$0.26
Exercised	-
Forfeited	-
Outstanding, December 31, 2009	135,980,665	$0.27	6.22
Exercisable, December 31, 2009	135,980,665	$0.27	6.22

Note 14 – Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has incurred losses for U.S. income tax purposes of approximately $14,450,000 which can be used to offset future years’ taxable income and these losses expire in the year ending 2027 for federal income tax purposes and in the year ending 2017 for state income purposes.  The Company’s management has recorded a valuation allowance on the full amount of deferred tax asset related to US income taxes.

The Company is a U.S. corporation and therefore subject the 34% of U.S. federal income tax rate as well as applicable U.S.  State income taxes.  The Company’s subsidiaries located in Peru are subject to Peruvian Income Tax Laws. Both Pure Biofuels del Peru SAC and Palma SAC are subject to 30% standard income tax rate.

The Company’s subsidiaries, Pure Biofuels del Peru SAC and Palma SAC, have combined tax losses of approximately $33,000,000 to offset future years’ taxable income earned in Peru.  The combined losses associated with the 2006 and 2007 years will expire in 2018 as these were pre-operating losses.  The combined losses for fiscal years 2008 and 2009 will expire in fiscal year 2012 and 2013, respectively.  Pure Biofuel del Peru S.A.C. has recorded a non-current deferred tax asset of $531,625 which should be realized before it expires in 2018.

Management believes that the realization of some of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for income tax purposes. Accordingly, the Company has provided a valuation allowance on certain deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2009 was an increase of approximately $8,100,000.

See report of independent registered public accounting firm.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 are as follows:

	December 31, 2009
	U.S.	Peru	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$6,131,781	$9,899,904	$16,031,685
Deferred tax assets, net	6,131,781	9,899,904	16,031,685
Valuation allowance	(6,131,781)	(9,368,279)	(15,500,060)
Net deferred tax assets	$-	$531,625	$531,625

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 are as follows:

	December 31, 2008
	U.S.	Peru	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$3,561,640	$3,839,979	$7,401,619
Deferred tax assets, net	3,561,640	3,839,979	7,401,619
Change in valuation allowance	(3,561,640)	(3,839,979)	(7,401,619)
Net deferred tax assets	$-	$-	$-

A reconciliation of the statutory income tax rate and the effective income tax rate for the year ended December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
Statutory federal income tax rate	(0.34)	(0.34)
State income taxes (benefit), net of federal taxes	(0.09)	(0.09)
Difference in foreign rate	0.02	0.05
Change in derivative liabilities	0.01	-
Non-cash financing costs	0.13	0.18
Stock-based compensation	0.02	0.03
Non-cash foreign currency transaction loss	(0.01)	0.03
Non cash expenses in connection with debt financing	0.14	-
Change in valuation allowance	0.11	0.14
Effective income tax (benefit) rate	(0.01)	-

Note 15 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine S.A.C, (“Ocean Marine”) a company controlled by certain officers of the Company and a Peruvian Corporation, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for a lump sum payment of $309,166, retroactive from September 15, 2006 to June 30, 2007, for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 through August 12, 2009.  The agreement ended on July 31, 2009, Total consulting expenses incurred under this agreement totaled $272,000 and $469,379 for the years ended December 31, 2009 and 2008, respectively.  The outstanding balance owed to Ocean Marine at December 31, 2009 and 2008 was $229,388 and $191,142,  respectively.

See report of independent registered public accounting firm.

b)
On August 1, 2009, the Company entered into a Service agreement with Challenge Capital Corporation, (“the Challenge Capital”), a company controlled by certain officers of the Company, to provide advisory services related to the handling of biofuels to the Company.  This agreement provides a monthly fee of $25,699 to Challenge Capital from August 1, 2009 to August 1, 2010.

c)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in notes 8, 9 and 10.

d)	As of December 31, 2009 and 2008, the Company has loans due to shareholders in the amount of $208,638.

e)	Certain officers of the Company were shareholders of Interpacific. See Note 18 for the transaction details.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 16 – Commitments and Contingencies

The Company entered into the following agreements:

a)	During the year ended December 31, 2009, the Company entered into additional agreements with Plainfield. See Notes 8, 9, and 10 for a description of these agreements.

b)
In July 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Trimarine Corporation S.A. (“Trimarine”).  Under the Purchase Agreement, the Company has the right to order and subsequently purchase, and Trimarine is offering to supply and sell certain products to be used in the manufacturing process of biodiesel fuel.  The Purchase Agreement states that the maximum unpaid purchase price cannot exceed $40,000,000.  The Company and Trimarine agreed that the consideration for the supply of the product would be the greater of (i) 15.0% per annum or 1.250% per month of the total financial value of the product or (ii) 4.0% per annum, or 0.333% per month of the total facility amount payable on a monthly basis which is equivalent to $133,333 per month.  Pursuant to the Purchase Agreement, the Company made a cash deposit to Trimarine of 10% of the $40,000,000.  The $4,000,000 deposit is recorded as “deposits and other assets” in the accompanying consolidated balance sheet as of December 31, 2009. For the year ended December 31, 2009, the Company paid Trimarine approximately $133,000 and as of December 31, 2009 the Company has a payable due to Trimarine of approximately $818,000.

Leases

c)
On October 1, 2006, the Company entered into an office lease for the Company in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $6,393. The office lease contains certain rent escalation clauses over the life of the lease that expires on September 30, 2011. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease.

See report of independent registered public accounting firm.

d)
On June 1, 2007, the Company entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.  On June 1, 2009, an amendment was signed which modified the monthly payments to $1,850 or its equivalent in local currency.

For the years ended December 31, 2009 and 2008, the Company incurred lease expense in the amount of $95,591 and $166,891, respectively.  The future minimum lease payments are $85,606 and $57,564 for 2010 and 2011, respectively.

Note 17 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,194,133	$754,473
Income taxes paid	$-	$800

See report of independent registered public accounting firm.

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of convertible promissory note for debt issuance costs	$-	$60,000
Issuance of common stock for financing costs	$10,242,111	$-
Issuance of shares for purchase of Interpacific Oil S.A.C.	$-	$996,667
Issuance of convertible promissory note for interest payable	$5,168,423	$4,707,990
Issuance of warrants as part of financing agreement	$4,398,938	$1,320,169
Capitalize interest on construction in progress	$-	$2,607,294
Issuance of common stock for convertible debt	$-	$106,267
Debt discounts on repricing of warrants	$-	$891,987
Debt discounts on repricing of convertible debenture	$-	$5,481,833
Beneficial conversion feature on issuance of convertible debt	$3,606,986	$166,667
Issuance of shares for services	$-	$5,850
Exchange of warrants for shares of common stock	$-	$9,210,728
Accrued liability for Interpacific Oil S.A.C. purchase price	$-	$5,740,061
Exchange line of credit debt for convertible notes	$34,312,220	$-
Debt discounts from issuance of convertible debt	$2,554,129	$-

Note 18 – Interpacific Oil S.A.C. Acquisition

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

See report of independent registered public accounting firm.

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

In July 2009, the Company paid the $5,600,000 in cash and issued the 2,925,000 warrants.  The fair value of the warrants at the date they were issued was $530,536 and was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 7 years
•	Volatility of 130%;
•	Dividend yield of 0%;
•	Risk free interest rate of 3.31%

The Company recorded the $530,536 to goodwill and accrued derivative liabilities.

Note 19 – Subsequent Events

On February 15th, 2010, the Company has reached an agreement with the Oiltanking Group jointly with its local partner in Peru, Graña y Montero Petrolera to start to operate the Company’s Terminal located in Callao, Peru. Oiltanking Andina, signed an Operations and Maintenance Contract with Pure Peru with an effective date of March 1, 2010 for an initial term of 5 years, and with a renewal option for a similar term. The agreement requires that Oiltanking operate and maintain the Terminal, as per Oiltanking’s international standards. Also, Oiltanking has agreed to provide commercial support to promote the available capacity of the Terminal among Oiltanking’s international network.

In March 2010, the Company converted accrued interest from PIK Notes from September 15, 2009 through March 15, 2010 in the amount of $3,551,411 into PIK convertible notes with an exercise price of $0.30 per share.

See report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We were notified that, effective January 1, 2010, certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost, each of MSWFT and Frost contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us and becoming our new independent accounting firm. Frazer Frost is currently registered with the Public Company Accounting and Oversight Board (PCAOB). The audit reports of MSWFT on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to engage Frazer Frost, as successor to MSWFT, was approved by the audit committee of the board of directors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2009, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company is in the process of complying with SOX 404 during 2010 and will be implementing additional internal controls over accounting and financial reporting.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our Company as of March 31, 2010. All directors of our Company and our subsidiaries hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael S. Johnson Panagiotis Ninios	Director Director	33 43	February 16, 2010 February 16, 2010
C. Wendell Tewell	Chairman and Director	62	March 18, 2008
Gustavo Goyzueta	Chief Financial Officer	30	October 20, 2006
Alberto Pinto	Chief Executive Officer, Director, and President	43	November 21, 2006
Laurence Charney	Director	62	October 28, 2008

Mr. Michael S. Johnson, age 33, is a Senior Vice President at Plainfield Asset Management LLC. Prior to joining Plainfield, from 2002 to 2004, Mr. Johnson worked at Nautic Partners, LLC, where he was responsible for the analysis and execution of private equity investments across a variety of sectors. Previously, from 1999 to 2002, he was an investment banker at Merrill Lynch & Co. in the Leveraged Finance group, where he focused on high yield bond, leveraged loan and mezzanine debt financings. Mr. Johnson graduated from Williams College with a B.A. in Economics and received his M.B.A. from the Stanford Graduate School of Business.

Mr. Panagiotis Ninios, age 43, has been President and Interim CEO of Heliosphera S. A. and Heliosphera U.S. Inc. since January 2010.  From September 2006 to December 2009, he was Managing Director of Plainfield Asset Management.  From September 2003 to August 2006, he was a consultant with McKinsey & Co.

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

Board and Committee Meetings

Board Meetings

Our board of directors held 7 formal meetings during the year ended December 31, 2009.  Each Director attended at least 75% of the meetings of the Board of Directors and the Board Committees of which he was a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC.  Based solely upon the Company’s review of the information received, the Company believes that, during the year ended December 31, 2009, all persons complied with such filing requirements on a timely basis.

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

Item 11. Executive Compensation

The following table sets forth information in respect of the compensation of the Principal Executive Officer, and our three most highly compensated executive officers who were serving as executive officers as of December 31, 2009.

			Cash	Option		Other
		Salary	Bonus	Awards		Compensation	Total
Name and Principal Position	Year	($)	($)	($) (9)		($)	($)
Alberto Pinto (1)	2008	180,000	-	899,398	(2)	-	1,079,398
President, Chief Executive Officer	2009	180,000	-	899,398		-	1,079,398

Steven Magami (3)	2008	83,333	133,356	295,318	(4)	-	512,007
Luis Goyzueta (5)	2008	250,000	-	899,398	(6)	-	1,149,398
President	2009	250,000	-	899,398		-	1,149,398

Gustavo Goyzueta (7)	2008	150,000	-	899,398	(8)	-	1,049,398
Chief Financial Officer	2009	150,000	-	899,398		-	1,049,398

(1)           Mr. Pinto became the President of our Company on July 9, 2008.  He was appointed Chief Operating Officer and a director of our Company on November 21, 2006.  He became Chief Executive Officer on September 15, 2009.

(2)           On June 11, 2007, Mr. Pinto was granted options to purchase 3,500,000 shares of our common stock. The options have an exercise price of $0.60.

(3)           Mr. Magami was a director of our Company from February 6, 2007 until April 13, 2009. Mr. Magami was the President of our Company from May 11, 2007 until June 1, 2008.

(4)           On June 11, 2007, Mr. Magami was granted options to purchase 1,750,000 shares of our common stock. The options have an exercise price of $0.60.

(5)           Mr. Luis Goyzueta was our Chief Executive Officer of our Company from July 26, 2006 to July 9, 2008, and a director of our Company from September 15, 2006 until February 16, 2010.

(6)           On June 11, 2007, Mr. Luis Goyzueta was granted options to purchase 3,500,000 shares of our common stock. The options have an exercise price of $0.60.

(7)           Mr. Gustavo Goyzueta became the Chief Financial Officer of our Company on October 20, 2006.

(8)           On June 11, 2007, Mr. Gustavo Goyzueta was granted options to purchase 3,500,000 shares of our common stock. The options have an exercise price of $0.60.

(9)           The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2009 and 2008 related to stock option awards to directors, computed in accordance with ASC 718.  25% of the options granted to directors in 2007 vested immediately and 12.5% of the options granted vested on the 6 month anniversary of June 11, 2007, the Grant Date.

Compensation Arrangements

Alberto Pinto

On June 11, 2007, the Company’s Board of Directors approved a compensation arrangement for Alberto Pinto, our Chief Operating Officer. Under this arrangement, Mr. Pinto will receive a salary of $180,000 per year, of which $60,000 will be paid pursuant to an employment agreement to be entered into with Pure Biofuels del Peru, and an additional $120,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and Ocean Marine S.A.C. (“Ocean Marine”), dated August 6, 2007. This compensation shall be payable retroactive to September 15, 2006. During the year ended December 31, 2009 and 2008, we paid $1,079,398 to Mr. Pinto.

Steve Magami

On June 22, 2007, we entered into an employment agreement with Mr. Magami, our former President.  The Agreement was amended on June 22, 2007.   On June 1, 2008 we entered into an agreement with Mr. Magami pursuant to which Mr. Magami resigned his position as President of the Company effective June 1, 2008. The Company agreed to pay severance compensation equal to $133,356 payable over a six month period and acknowledged that Mr. Magami had been awarded 1,750,000 nonstatutory stock options from the Company subject to and conditioned upon the terms of the Nonstatutory Stock Option Agreement dated June 11, 2007. The parties agreed that Mr. Magami will be entitled to exercise these stock options as stated and established in the aforementioned Nonstatutory Stock Option Agreement.  During the year ended December 31, 2009 and 2008, we paid to Mr. Magami $378,651 and $512,007, respectively.

Luis Goyzueta

On June 11, 2007, our Company’s Board of Directors approved a compensation arrangement for Luis Goyzueta. Under this arrangement, Mr. Goyzueta received a salary of $250,000 per year, of which $120,000 is paid pursuant to an employment agreement with Pure Biofuels del Peru S.A.C. dated September 1, 2006, and an additional $130,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and Ocean Marine dated August 6, 2007. The compensation arrangement is retroactive to September 15, 2006. During the year ended December 31, 2009 and 2008, we paid $1,149,398 to Mr. Goyzueta.

Gustavo Goyzueta

On June 11, 2007, the Company’s Board of Directors approved a compensation arrangement for Gustavo Goyzueta, our Chief Financial Officer. Under this arrangement, Mr. Goyzueta receives a salary of $150,000 per year, of which $60,000 is paid pursuant to an employment agreement with Pure Biofuels del Peru, dated September 1, 2006, and an additional $90,000 is paid pursuant to a services agreement entered into between Pure Biofuels del Peru and Ocean Marine dated August 6, 2007. The compensation arrangement is retroactive to September 15, 2006. During the year ended December 31, 2008, we paid $740,637 to Mr. Goyzueta.  During the year ended December 31, 2009 and 2008, we paid $1,049,398 to Mr. Goyzueta.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised options, options that have not vested and equity incentive plan awards for our named executive officers for the year ended December 31, 2009:

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercsied	Unexercsied	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
Alberto Pinto (1) (2)	3,062,500	437,500	437,500	0.60	6/11/2017
Chief Executive Officer and Director
Steven Magami (1) (3)	1,531,250	218,750	218,750	0.60	6/11/2017
Director

Luis Goyzueta (1) (4)	3,062,500	437,500	437,500	0.60	6/11/2017
Director

Gustavo Goyzueta (1) (5)	3,062,500	437,500	437,500	0.60	6/11/2017
Chief Financial Officer

(1)           On June 11, 2007 (the “Grant Date”) we entered into non statutory stock option agreements (the “Agreements”) with Alberto Pinto, our Chief Executive Officer and a Director, Steven Magami, a Director and our former President, Luis Goyzueta, a Director and our former Chief Executive Officer and Gustavo Goyzueta, our Chief Financial Officer, (each, an “Optionee”), under the Company’s Stock Option and Award Plan (the “Plan”). On September 4, 2007, the Company and each of the Optionees amended the Agreements under the Plan, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date that the board of directors approves the amendment. The Options are exercisable in accordance with the following schedule: (a) 25% of the Options are exercisable on the Grant Date, and (b) 12.5% of the Options become exercisable on each six month anniversary of the Grant Date, through the third anniversary of the Grant Date. The Options expire on June 9, 2017, the last business day coincident with or prior to the 10 th anniversary of the Grant Date, unless fully exercised or terminated earlier.

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

(4)           The total number of shares Mr. Luis Goyzueta may purchase is 3,500,000 at an exercise price of $0.60 per share. The options expire at 5:00 pm Eastern Time on the last business day coincident with or prior to the 10th anniversary of the Grant Date, unless fully exercised or terminated earlier.

(5)           The total number of shares Mr. Gustavo Goyzueta may purchase is 3,500,000 at an exercise price of $0.60 per share. The options expire at 5:00 pm Eastern Time on the last business day coincident with or prior to the 10th anniversary of the Grant Date, unless fully exercised or terminated earlier.

Director Compensation

The following table provides compensation information for persons who served on our board of directors in 2009, except for Messrs. Alberto Pinto, Steven Magami and Luis Goyzueta. Compensation received by Messrs. Pinto, Magami and Goyzueta in their capacity as executive officers is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
C. Wendell Tewell(1)	-	-	-

Laurence N. Charney(2)	-	-	-

 (1)           Mr. Tewell became a director and the Chairman of the Board of our Company on March 18, 2008.

(2)           Mr. Charney became a director of our Company on October 28, 2008.

We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended December 31, 2009.  Notwithstanding the foregoing, the Board, in April 2010, expects to enter into a compensation plan for eligible directors, whereby such directors would receive a cash compensation to reflect the services starting on September 15 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 12, 2010, certain information with respect to the beneficial ownership of our Common Stock by (1) each person we know to own beneficially more than 5% of our Common Stock, (2) each person who is a director, (3) each of our named executive officers, and (4) all of our executive officers and directors as group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percentage of Class(1)
Alberto Pinto (2) Calle Bolivar 402, OF 301 Miraflores, Lima, Peru	5,666,833	3.2

Gustavo Goyzueta (2) Av. La Merced 810 Surco, Lima, Peru	4,564,000	2.6

Laurence N. Charney c/o Plainfield Asset Management LLC 55 Railroad Avenue Greenwich, CT 06830	__	__

C. Wendell Tewell c/o Plainfield Asset Management LLC 55 Railroad Avenue Greenwich, CT 06830	__	__

Plainfield Asset Management LLC (4) 55 Railroad Avenue Greenwich, CT 06830	397,497,105	95.3

All current Directors and Executive Officers as a Group (2 persons)(5)	10,230,883	5.8

 (1)           Based on 236,387,893 shares as of common stock issued and outstanding as of April 12, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)           Includes 3,062,500 vested but unexercised options.

(3)           1,350,000 shares are owned by SGM Capital, LLC, for which Mr. Magami serves as managing member and has investing and dispositive control. The remaining 1,531,250 shares are vested but unexercised options.

(4)           These shares are owned directly by Plainfield Peru II LLC, a Delaware limited liability company, and indirectly by Plainfield Special Situations Master Fund Limited, Plainfield Asset Management LLC and Max Holmes. Plainfield Special Situations Master Fund Limited, a Cayman Islands exempted company, is the sole member of Plainfield Peru II LLC. Plainfield Asset Management LLC, a Delaware limited liability company, is the manager of Plainfield Special Situations Master Fund Limited. Max Holmes, an individual, is the chief investment officer of Plainfield Asset Management LLC. Each of Plainfield Asset Management LLC and Max Holmes disclaims beneficial ownership of all such shares. Includes 209,133,480 shares issuable upon conversion of the convertible notes owned by Plainfield Peru I LLC, a Delaware limited liability company and a wholly-owned subsidiary of Plainfield Special Situations Master Fund Limited, and 16,666,666 shares issuable upon exercise of warrants owned by Plainfield Peru II LLC.

(5)           Includes 6,125,000 vested but unexercised options.

Changes in Control

As of April 12, 2010, Plainfield and its affiliates currently own 153,696,959 shares of the Company’s common stock; (2) warrants exercisable into 16,666,666 shares of the our common stock at an exercise price of approximately $0.30 per share, and (3) $62,740,044 aggregate principal amount of notes convertible into 379,497,105 shares of our common stock at a conversion price of $0.30.  If Plainfield and its affiliates were to convert the warrants and the notes into shares of our common stock, they would own approximately 84.1% of our common stock on a fully diluted basis.

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

Interpacific Merger

On May 11, 2007, we entered into a binding letter of intent with Interpacific and its stockholders, Luis Goyzueta, Alberto Pinto and Patrick Orlando, which provides for the acquisition by us of either all the assets or all the capital stock of Interpacific. Each of Carlos Alberto Pinto, Chief Executive Officer and director of our Company, and Luis Goyzueta, former Director and former Chief Executive Officer of our Company, are Interpacific Stockholders. The shares of common stock to be issued on behalf of the shares of Interpacific capital stock held by Luis Goyzueta will be issued to Luis Goyzueta’s father, Luis F. Goyzueta.

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

In July 2009, we paid the $5,600,000 in cash and issued the 2,925,000 warrants.  The fair value of the warrants at the date they were issued was $530,536 and was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 7 years

•	Volatility of 140%;

•	Dividend yield of 0%;

•	Risk free interest rate of 3.39%

Although the acquisition of Interpacific did not occur until December 4, 2007, under Peruvian law, since September 1, 2007, Interpacific and Pure Biofuels del Peru were operated as one company.

Plainfield Debt and Equity Transactions

In order to finance the construction of the Callao Port Facility, on September 12, 2007, we entered into a $20,000,000 loan agreement, (the “Loan Agreement”), with Plainfield.

On April 18, 2008, we amended the Loan Agreement which increased the borrowing amount by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement was $37,346,939.  During the year ended December 31, 2009, we had converted $2,028,044 of accrued interest to our PIK Notes. In conjunction with the July 16, 2009 Interbank Peru Financing, we repaid $3,500,000 of the outstanding balance and converted $34,312,220 of principal and interest into a PIK Note which is convertible into 114,374,065 shares of common stock at a conversion rate of $0.30 per share.

Convertible Debt

On September 12, 2007, we issued to Plainfield $10,000,000 aggregate principal amount of our PIK Notes.  Our Company is to pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2008.

As of December 31, 2008, we had issued $19,707,990 of PIK Notes.  During the year ended December 31, 2009 and through the Interbank Peru Financing on July 16, 2009, we issued the following PIK Notes:

•	$2,028,044 for accrued interest on the Loan Agreement with an exercise price of $0.30 per share.

•	$1,169,621 for accrued interest from September 15, 2008 through March 15, 2009 related to the PIK Notes with an exercise price of $0.30 per share.

•	$34,312,220 for the outstanding balance of the line of credit which includes accrued interest of $465,281.

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

After considering all transactions with Plainfield, Plainfield and its affiliates own:

•	153,696,959 shares of our common stock, or 63% of our issued and outstanding stock

•	Warrants exercisable into 16,666,666 shares of our common stock at an exercise price of approximately $0.30 per share

•	$62,740,044 aggregate principal amount of PIK Notes convertible into 209,133,480 shares of our common stock at a conversion price of $0.30 due on September 12, 2012

Service Agreement with Challenge Capital

On August 1, 2009, we entered into a Service agreement with Challenge Capital Corporation, (“the Challenge Capital”), a company controlled by certain officers of our Company, to provide advisory services related to the handling of biofuels to the Company.  This agreement provides a monthly fee of $25,669.

Item 14. Principal Accounting Fees and Services

We were notified that, effective January 1, 2010, certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost, each of MSWFT and Frost contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us and becoming our new independent accounting firm. Frazer Frost is currently registered with the Public Company Accounting and Oversight Board (PCAOB). The audit reports of MSWFT on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit Fees

For the year ended December 31, 2008, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and our Forms 10-Q were estimated to be approximately $150,000.

For the year ended December 31, 2009, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP and Frazer Frost, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and our Forms 10-Q were $165,000.

Audit Related Fees

For the year ended December 31, 2008, the aggregate fees billed for assurance and related services by Moore Stephens Wurth Frazer and Torbet, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the year ended December 31, 2009, the aggregate fees billed for assurance and related services by Moore Stephens Wurth Frazer and Torbet, LLP and Frazer Frost, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the year ended December 31, 2008, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for other non-audit professional services, other than those services listed above, totaled $7,000.

For the year ended December 31, 2009, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP for other non-audit professional services, other than those services listed above, totaled $14,000.

We do not use Frazer Frost for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Frazer Frost to provide compliance outsourcing services.

Pre-Approval Policies and Procedures

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Frazer Frost is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

–	approved by our entire board of directors; or

–
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

The board of directors has considered the nature and amount of fees billed by Frazer Frost and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Frazer Frost’s independence.

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

PURE BIOFUELS CORP.

By:	/s/ Carlos Alberto Pinto
Carlos Alberto Pinto
Chief Executive Officer and Director

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carlos Alberto Pinto	Chief Executive Officer and Director	April 15, 2010
Carlos Alberto Pinto	(Principal Executive Officer)

/s/ Alberto Pinto	President and Director	April 15, 2010
Alberto Pinto

/s/ Gustavo Goyzueta	Chief Financial Officer	April 15, 2010
Gustavo Goyzueta	(Principal Financial Officer and
Principal Accounting Officer)

/s/ C. Wendell Tewell	Chairman of the Board of Directors	April 15, 2010
C. Wendell Tewell

/s/ Laurence Charney	Director	April 15, 2010
Laurence Charney

/s/ Michael Johnson	Director	April 15, 2010
Michael Johnson