Form 10-Q
period 2010-03-31
PURE BIOFUELS CORP
filed 2010-05-14
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission file number 000-50907

PURE BIOFUELS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	47-0930829 (I.R.S. Employer Identification No.)

3811 Shadow Trace Circle
Houston, TX 77082-5637
 (Address of Principal Executive Offices) (Zip Code)

1-281 540-9317
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
Yes ☐   No ☒

As of May 12, 2010, the Company had 236,387,893 outstanding shares of common stock, par value $0.001.

PURE BIOFUELS CORP. AND SUBSIDIARIES

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,208,822	$735,352
Use restricted cash	1,477,995	6,830,717
Accounts receivable	-	155,093
Inventories	4,443,764	355,531
VAT credits	1,851,203	1,051,185
Deposits and other assets	316,133	1,088,251
TOTAL CURRENT ASSETS	9,297,917	10,216,129

PROPERTY, PLANT AND EQUIPMENT, net	40,691,624	40,179,286
DEBT ISSUANCE COSTS, net	3,106,957	3,332,390
GOODWILL	7,849,922	7,716,956
DEPOSIT GUARANTEE	15,000,000	15,000,000
DEFERRED TAX ASSETS	528,051	531,625
OTHER ASSETS	3,238,693	4,256,644
TOTAL ASSETS	$79,713,164	$81,233,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,069,620	$956,647
Accrued expenses	2,643,475	3,815,939
Due to related parties	208,635	438,026
Notes payable - current	43,000,000	43,000,000
TOTAL CURRENT LIABILITIES	47,921,730	48,210,612

CONVERTIBLE NOTES, net of debt discount of $10,022,443 and $10,392,971 as of March 31, 2010 and December 31, 2009, respectively	52,717,601	48,795,662
ACCRUED DERIVATIVE LIABILITIES	18,577,240	21,556,300
TOTAL LIABILITIES	119,216,571	118,562,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized; 236,387,893 shares issued and outstanding as of March 31, 2010 and December 31, 2009	236,388	236,388
Additional paid-in capital	61,537,366	60,958,526
Accumulated other comprehensive loss	1,739,335	1,157,588
Accumulated deficit	(103,016,496)	(99,682,046)

TOTAL STOCKHOLDERS' DEFICIT	(39,503,407)	(37,329,544)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$79,713,164	$81,233,030

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
REVENUE	$2,373	$413,348

COST OF REVENUE	11,839	757,050

GROSS MARGIN	(9,466)	(343,702)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,002,614	2,036,072

LOSS FROM OPERATIONS	(2,012,080)	(2,379,774)

OTHER INCOME (EXPENSES):
Interest and financing costs	(5,366,895)	(6,084,539)
Other, net	59,318	(62,091)
Gain (loss) on change in fair value of accrued derivative liabilities	3,567,506	(682,192)
Foreign currency transaction gain (loss)	417,701	(258,497)
TOTAL OTHER EXPENSE, net	(1,322,370)	(7,087,319)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,334,450)	(9,467,093)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,334,450)	$(9,467,093)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	581,747	463,776

COMPREHENSIVE LOSS	$(2,752,703)	$(9,003,317)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	236,387,893	172,374,699

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2009	236,387,893	$236,388	$60,958,526	$1,157,588	$(99,682,046)	$(37,329,544)

Stock compensation expense for options issued to employees	-	-	578,840	-	-	578,840
Foreign currency translation adjustment	-	-	-	581,747	-	581,747
Net loss	-	-	-	-	(3,334,450)	(3,334,450)
Balance, March 31, 2010 (unaudited)	236,387,893	$236,388	$61,537,366	$1,739,335	$(103,016,496)	$(39,503,407)

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,334,450)	$(9,467,093)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	197,939	165,970
Stock compensation expense for options issued to employees	578,840	577,510
Fair value of warrants and conversion options issued for financing costs		2,879,447
Amortization of debt discounts, debt issuance costs and financing costs	2,160,816	1,575,471
(Gain) loss on change in fair value of accrued derivative liabilities	(3,567,506)	682,192
Non-cash foreign currency transaction (gain) loss	(326,168)	729,068
Changes in operating assets and liabilities:
Accounts receivable	157,380	88,865
Inventories	(4,072,130)	117,017
VAT credits	(779,995)	(9,212)
Deposits and other assets	(189,024)	(917,999)
Accounts payable	1,093,810	335,823
Accrued expenses	2,366,330	1,775,422
Due to related parties	(236,360)	81,892
Net cash used in operating activities	(5,950,518)	(1,385,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(18,410)	-
Net cash used in investing activities	(18,410)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	2,200,000
Funds withdrawn on deposit	1,036,015	-
Decrease (increase) in restricted cash	5,393,502	(1,022)
Net cash provided by financing activities	6,429,517	2,198,978

Effect of exchange rate changes on cash and cash equivalents	12,881	(48,870)

NET INCREASE IN CASH AND CASH EQUIVALENTS	473,470	764,481

CASH AND CASH EQUIVALENTS, Beginning of period	735,352	579,241

CASH AND CASH EQUIVALENTS, End of period	$1,208,822	$1,343,722

The accompanying notes are an integral part of these consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 –  Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

Pure Biofuels Corp., through its directly owned subsidiaries Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C., processes, produces and distributes biodiesel as an alternative fuel for freight and transportation fleets, marines, farming, rail and aviation industries, and other industrial uses.  The Company’s products are sold in Peru.

Development Stage Company

The Company was in the development stage through July 31, 2009.  During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $105,000,000, of which, approximately $75,000,000 were non-cash expenses associated with debt and equity financings and stock compensation expense for options issued to employees.

Going-Concern

The Company has continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the three months ended March 31, 2010, the Company incurred a net loss of $3,334,450 and has an accumulated deficit of $103,016,496. In addition, the Company is in technical non-compliance with certain covenants under the Interbank Loan Agreement which requires the $43,000,000 to be classified on the consolidated financial statements as a current liability.  Due to the current liability classification, the Company has a negative working capital balance of $38,623,813 at March 31, 2010.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has begun generating revenues from the sale of by-products of products for the period after the Company ceased to be a development stage company.  During July 2009, the Company obtained $43,000,000 in additional financing which will provide the Company with the available cash flow during the coming year.  The Company expects to negotiate a waiver of its technical non-compliance and an overall modification of the loan covenants.  With the additional financing from Interbank, the Company is able to fund working capital and expects to begin generating significant revenues during the second quarter of 2010.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits and all highly liquid investments with original maturities of three months or less.

Use Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor and a deposit in guarantee.  As of March 31, 2010 and December 31, 2009, total restricted cash related to the standby letter of credit amounted to $0 and $141,852, respectively. As of March 31, 2010 and December 31, 2009, total restricted cash related to restricted working capital amounted to $1,477,995 and $6,688,865, respectively. As of March 31, 2010 and December 31, 2009, total non-current restricted cash related to the deposit in guarantee under the Interbank Financing amounted to $15,000,000.  See Note 9 for details on deposit in guarantee and restricted working capital.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.  As of March 31, 2010 and December 31, 2009, the Company determined that no reserves for accounts receivable were necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of March 31, 2010 and December 31, 2009, the Company believes that no reserve was necessary.

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

The estimated useful lives are as follows:

Building improvements	10 years
Facilities and equipment	10 years
Computer equipments and licenses	4 years
Other fixed assets	5-10 years

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Goodwill and Impairment

The Company applies Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of March 31, 2010 and December 31, 2009, there was no impairment of its goodwill.

Impairment or Disposal of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and December 31, 2009, there was no impairment of its long-lived assets.

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

Fair Value Measurements

For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company’s warrant liability is carried at fair value totaling $9,773,153 and $11,169,503, as of March 31, 2010 and December 31, 2009, respectively.  The Company’s conversion option liability is carried at fair value totaling $8,804,087 and $10,386,797 as of March 31, 2010 and December 31, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	2.05-6.34	2.3-6.6
Risk-free interest rate	1.02%-3.28%	1.14%-3.39%
Expected volatility	140%	140%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion options. We have no reason to believe future volatility over the expected remaining life of these warrants are likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value As of March 31, 2010	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$9,773,153		$9,773,153
Conversion option liability	8,804,087		8,804,087
Total accrued derivative liabilities	$18,577,240		$18,577,240

The Company recognized a gain of $3,567,506 for the three months ended March 31, 2010 and a loss of $682,192 for the three months ended March 31, 2009.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of March 31, 2010 and December 2009, the Company had deposits in excess of federally-insured limits of approximately $17,278,316 and $22,551,847, respectively. The Company has not experienced any losses in such accounts.

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

Foreign Currency Translations and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the PEN as their functional currencies for the three months ended March 31, 2010 and the PEN and ARS as their functional currencies for the three months ended March 31, 2009. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Asset and liability amounts at March 31, 2010 and December 31, 2009 were translated at 2.842 PEN to $1.00 USD and 2.890 PEN to $1.00 USD, respectively, for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2010 and 2009 were 2.849 PEN and 3.195 PEN to $1.00 USD, respectively; and for the three months March 31, 2009 was 3.582 ARS to $1.00 USD.  Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants, options and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.  As of March 31, 2010 and December 31, 2009, the following potential dilutive shares were excluded from the diluted loss per share for all periods presented due to their anti-dilutive effect.

	March 31, 2010	March 31, 2009
Options	15,217,500	15,186,250
Warrants	135,980,665	74,305,666
Convertible notes	209,133,479	127,955,458
Total	360,331,644	217,447,374

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Reclassification

Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In December 2009, FASB issued ASU No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Inventories

Inventories consist of the following:

Description	March 31, 2010	December 31, 2009
Raw Material	$2,768,182	$147,635
Work-in-Process	105,679	97,272
Finished Goods	1,569,903	110,624
Inventories, net	$4,443,764	$355,531

Note 4 – VAT Credits

At March 31, 2010 and December 31, 2009, the Company has value added tax (“VAT”) credit of $1,851,203 and $1,051,185, respectively, in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company and the Company obtains VAT tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the VAT tax credits against its Peruvian VAT tax liability generated from sales or service revenue or to receive a cash refund from the Peruvian government after necessary approvals are obtained from the Peruvian government. No significant penalties or interest relating to VAT taxes have been incurred during the three months ended March 31, 2010 and 2009.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
Land	$3,559,882	$3,499,583
Plant under construction	818,194	4,873,475
Building improvements	873,355	858,397
Facilities and equipment	36,752,471	32,144,859
Computer equipment and licenses	266,264	261,618
Other fixed assets	203,318	97,969
	42,473,484	41,735,901
Accumulated depreciation	(1,781,860)	(1,556,615)
Property, Plant and Equipment, net	$40,691,624	$40,179,286

Plant under construction represents labor costs, material, capitalized interest incurred in connection with the construction of plant improvements at the Chorillo facilities.   The Company estimates plant improvements to be fully completed by the 2nd quarter of 2010.  The Company is waiting for the proper certifications for completion of the project at which time the improvements under construction will be reclassified to facilities and equipment.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Depreciation expense amounted to $197,939 and $165,970, for the three months ended March 31, 2010 and 2009, respectively.

Note 6 – Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired in accordance with ASC Topic 805, “Business Combination.” Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment on an annual basis or more frequently when impairment indicators arise.

The carrying value of goodwill is $7,849,922 and $7,716,956 at March 31, 2010 and December 31, respectively. No impairment was noted on the goodwill at March 31, 2010 and December 31, 2009.

	Balance at December 31, 2009	Change in Value	Balance at March 31, 2010
Interpacific Oil S.A.C	7,716,956	132,966	7,849,922

In the table above, the change in value of goodwill is related to the change in the foreign exchange rates used to translate the balance sheet.

Note 7 – Performance Bond

On March 27, 2009, the Company entered into a performance bond agreement (the “Bond Agreement”), with FDS Corporation (“FDS”).  Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to the Company’s option to extend the term for up to two additional twelve month periods.  The Company paid a fee of $30,000 to extend the agreement to January 31, 2011.  The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, the Company issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS has the right to exchange all or any FDS Bond Warrants at any time after the Effective Date (March 31, 2016), for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

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

The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company will amortize the $4,085,589 over one year.  The amortization expense for the three months ended March 31, 2010 and 2009, was $962,632 and $44,774, respectively, and is included in “interest and financing costs” in the accompanying consolidated statements of operations

Note 8 – Convertible Debt

In March 2010, the Company converted accrued interest from PIK Notes from September 15, 2009 through March 15, 2010 in the amount of $3,551,411 into PIK convertible notes with an exercise price of $0.30 per share.

The Company determined that the convertible notes contained an embedded conversion feature as of the date of issuance.  The Company recorded the fair value of $588,446 as a debt discount to be amortized over the life of the notes and as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 2.5 years
•	Volatility of 140%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.96%

The following table summarizes the convertible notes:

Balance, December 31, 2009	$48,795,662
Conversion of interest to principal	3,551,411
Discount related to additional principal	(588,446)
Amortization of note discount	958,974
Balance, March 31, 2010 (unaudited)	$52,717,601

The $52,717,601 is net of debt discounts of $10,022,443.  The total principal amount of $62,740,044 is due on September 12, 2012, has an interest rate of 10% if paid in cash and 12% if paid in stock, and is convertible into shared of common stock at $0.30 per share.

Total interest related to the convertible notes amounted to $1,794,600 and $624,803 for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, the Company amortized debt discounts in the amount $958,974 and $906,791, respectively, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at March 31, 2010 and December 31, 2009 amounted to $335,080 and $2,091,332, respectively, which is recorded in accrued expenses on the accompanying consolidated balance sheets.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Interbank Peru Financing

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

Also, a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution (U.S. $15 million), (iv) a deposit in guarantees (U.S. $15 million), and (v) the cash flows that the Company credited in a reserve account. The Company recorded the capital contribution as “restricted cash” and the deposit in guarantees as “deposit guarantee.” Restricted cash is released from restriction only to pay working capital costs. The deposit guarantee will always hold 35% of the principal outstanding and will be released on an annual basis as the principal gets amortized over the term of the agreement. As of March 31, 2010 and December 31, 2009 the balance in restricted cash related to the capital contribution amounted to $1,477,995 and $6,688,865.  As of March 31, 2010 and December 31, 2009 the deposit guarantee amounted to $15,000,000.

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

Pursuant to the Interbank Peru Financing agreement, the Company is required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of March 31, 2010, the Company was not in compliance with certain financial covenants which triggered an event of default under the terms of the agreement.  Due to the non compliance, Interbank, at its option, may assess a 2% penalty of the unpaid principal balance of the loan for the time period that the bank deems the Company to be in default until the waiver is granted.  The Company has not received a waiver or forbearance at the time the financial statements were issued, so the Company recorded the $43,000,000 payable as a current liability.  The Company is currently negotiating a waiver of its technical non-compliance with certain of its covenants under the Interbank Loan Agreement as of March 31, 2010 and overall modification of the Interbank Loan Agreement and has not received a notice of default from Interbank.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company recorded interest expense of $1,010,241 for the three months ended March 31, 2010 related to the Interbank Peru Financing.  The following table shows the principal payments for the note payable per the contractual agreement:

Principal
Fiscal Year	Amount
2010	$750,000
2011	4,150,000
2012	8,000,000
2013	10,900,000
2014	12,800,000
Thereafter	6,400,000
$43,000,000

Note 10 – Stockholders’ Equity

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following is a summary of the option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	250,000	0.60
Exercised	-	-
Forfeited	(175,000)	0.60
Outstanding, December 31, 2009	15,261,250	$0.60
Granted	-
Exercised	-
Forfeited	(43,750)
Outstanding, March 31, 2010 (unaudited)	15,217,500	$0.60	7.35	-
Exercisable, March 31, 2010 (unaudited)	12,868,750	$0.60	7.31	-

Warrants

The following summarizes the stock purchase warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	124,174,999	0.26
Exercised	-
Forfeited	-
Forfeited	-
Outstanding, December 31, 2009	135,980,665	$0.27
Granted	-
Exercised	-
Forfeited	-
Outstanding, March 31, 2010 (unaudited)	135,980,665	$0.27	5.97
Exercisable, March 31, 2010 (unaudited)	135,980,665	$0.27	5.97

Note 11 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 1, 2009, the Company entered into a service agreement with Challenge Capital Corporation, (“Challenge Capital”), a company controlled by certain officers of the Company, to provide services related to the handling of biofuels to the Company until August 1, 2010.  This agreement provides a monthly fee of $25,699.  The Company expensed $77,097 for the three months ended March 31, 2010 and there is no outstanding balance at March 31, 2010.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

b)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in note 8.

c)	As of March 31, 2010 and December 31 2009, the Company has loans due to shareholders in the amount of $208,635.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 12 – Commitments and Contingencies

Under the Purchase Agreement, the Company has the right to order and subsequently purchase, and Trimarine is offering to supply and sell certain products to be used in the manufacturing process of biodiesel fuel.  The Purchase Agreement states that the maximum unpaid purchase price cannot exceed $40,000,000.  The Company and Trimarine agreed that the consideration for the supply of the product would be the greater of (i) 15.0% per annum or 1.250% per month of the total financial value of the product or (ii) 4.0% per annum, or 0.333% per month of the total facility amount payable on a monthly basis which is equivalent to $133,333 per month.  Pursuant to the Purchase Agreement, the Company made a cash deposit to Trimarine of 10% of the $40,000,000.  The deposit is recorded as “deposits and other assets” in the accompanying consolidated balance sheet as of March 31, 2010.

During the three months ended March 31, 2010, the Company received proceeds of $1,036,015 from Trimarine, which reduced the Company’s deposit of $4,000,000 at December 31, 2009 to $2,963,985 at March 31, 2010. The Company was allowed to make this draw on the deposit by Trimarine since the credit line of $40,000,000 was not drawn upon as of March 31, 2010.

For the three months period ended March 31, 2010, the Company incurred fees related to this facility with Trimarine amounting to $400,000.  As of March 31, 2010 and December 31, 2009, the Company had an outstanding payable owed to Trimarine in the amounts of $1,200,000 and $818,000, respectively.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,035,384	$-
Income taxes paid	$-	$-

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Issuance of convertible promissory note for interest payable	$3,551,411	$2,178,647
Issuance of warrants as part of financing agreement	$-	$2,365,145
Beneficial conversion feature on issuance of convertible debt	$-	$2,925,520
Debt discounts from issuance of convertible debt	$588,446	$2,411,218

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

Overview

We were a development stage company through July 31, 2009.  During the period that we were considered a development stage company, we incurred accumulated losses of approximately $105,000,000, of which, approximately $75,000,000 were non-cash expenses associated with debt and equity financings and stock compensation expense for options issued to employees.

We have completed the construction of our biodiesel processing plant on 4.7 hectares of land owned by our company near the Callao Port in Lima, Peru (the “Callao Port Facility”). The Callao Port Facility is designed for a continuous 24 hour production of 150,000 gallons of biodiesel per day, equating to approximately 52.5 million gallons per year (“MMgy”). Approximately 6.5 million gallons of crude glycerin is also expected to be produced from the process.  The Callao Port Facility also holds a liquid storage terminal with a total capacity of 155,760 cubic meters and provides buoy mooring for loading and discharging products by sea via underwater pipelines connected to our storage tanks.

To date, we have not generated significant revenues from the operations at the Callao Port Facility.  Our principal delays have been due to the uncertainty of the approval of Peruvian law which dictates that all diesel fuel commercialized in Lima, Peru will carry a mandatory biodiesel portion of 2% and also be Ultra Low Sulfur diesel.  Consequently, our biodiesel production and our planned diesel imports were halted until the mandate was approved.  The Peruvian law was finally approved on December 31, 2009, making Peru a significant importer of Diesel fuel since current local refineries lack the capacity to produce Ultra Low Sulfur diesel.  In addition, our Company engaged Oil Tanking Andina S.A.C (“Oil Tanking”) to provide services as terminal operators.  As a result, Oil Tanking had to perform an exhaustive Due Diligence to verify and certify that our storage terminal facility complies with the highest international standards of safety and quality.  Thereafter, on February 12, 2010, our Company signed the service agreement with Oil Tanking.  We have finalized commercial negotiations and are in the process of concluding others with several parties, both local and international, and expect to generate revenues during the second quarter of 2010.

Our Interpacific Facility, which we purchased in 2007, will reach full production by June 2010.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, 7 seven days a week.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Facility will be supplied with raw materials from the Callao Port Facility.

In addition, we seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Revenues:  Revenues were $2,373 for the three months ended March 31, 2010 compared to $413,348 for the three months ended March 31, 2009.  The decrease in revenue is because during 2009, we were liquidating inventory because of our cash shortage.  With the financing that we received from Interbank in July 2009, we are in a better cash position and have been purchasing inventory.  We have begun making sales during April 2010.

Cost of Revenues:  Costs of revenues were $11,839 for the three months ended March 31, 2010 compared to $757,050 for the three months ended March 31, 2009.  The costs of revenue include the material and production costs incurred during the testing of the Callao Port Facility.  Cost of revenue continues to exceed revenue because of the significant devaluation that affected the prices of both raw materials and finished product.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consisted of the following for the periods indicated:

	March 31, 2010	March 31, 2009	Difference	% Change
Consulting fees	$28,505	$3,807	$24,698	648.8%
General and administrative	562,553	854,357	(291,804)	-34.2%
Professional fees	259,129	226,770	32,359	14.3%
Wages	1,152,427	951,138	201,289	21.2%
Total Selling, General and Administrative Expenses	$2,002,614	$2,036,072	$(33,458)	-1.6%

Consulting Fees: The change in consulting fees is not significant.

General and Administrative: General and administrative expenses decreased $291,804 or 34.2% primarily due to a decrease of $189,000 in administrative support services, a decrease of $133,000 in internet services, offset by small increases in various other administrative accounts.  During the latter period of 2009, as we were exiting from a development stage company, we no longer required the consulting services and outside administrative support.  During the three months ended March 31, 2009, we terminated our internet agreement with International Business Machines and as a result, we were required to pay approximately $133,000 as a termination fee.

Professional Fees:  Professional fees remained relatively consistent with a small increase of $32,359.

Wages:  Wages increased $201,289 or 21.2% during the three months ended March 31, 2010 compared to 2009. During the latter part of 2009, we terminated the contract and temporary employees; however, we hired some as full time employees, which caused our general and administrative expenses to decrease and our wages to increase.  We have approximately 40 employees at March 31, 2010 compared to 35 employees at March 31, 2009.

Interest and Financing Costs: Interest and financing costs consisted of the following for the periods indicated:

	March 31, 2010	March 31, 2009	Increase (Decrease)	% Change
Interest expense	$2,806,079	$1,629,621	$1,176,458	72.2%
Financing costs	400,000	2,879,447	(2,479,447)	-86.1%
Amortization of debt discount and debt issuance costs	2,160,816	1,575,471	585,345	37.2%
Total interest and financing costs	$5,366,895	$6,084,539	$(717,644)	-11.8%

Interest Expense:  The increase of $1,176,458 or 72.2% in interest expense is due to the increase in our debt in July 2009.  Our average debt was approximately $104 million for the three months ended March 31, 2010 compared to approximately $61 million for the three months ended March 31, 2009.

Financing Costs:  The financing costs decreased $2,479,447 or 86.1% from 2009 to 2010 because we did not have any new financing arrangements during the three months ended March 31, 2009.  The $400,000 for the three months ended March 31, 2009 relates to three months of financing costs related to the Trimarine agreement.

Amortization of Debt Discounts and Debt Issuance Costs:  The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after March 31, 2009.

Accrued Derivative Liability:  The change in fair value of accrued derivative liability for the three months ended March 31, 2010 was a gain of $3,567,506 compared to a loss of $682,192 for the three months ended March 31, 2009.  The change was because the common stock share price decreased from $0.09 per share at December 31, 2009 to $0.08 per share at March 31, 2010 and the decrease in expected life through the passage of time.

Foreign Currency Transaction Gain:  Foreign currency transaction gain was $417,701 for the three months ended March 31, 2010 compared to a loss of $258,497 for the three months ended March 31, 2009. The change is primarily due to the $43 million note payable offset by the $15 million guarantee both of which were denominated in U.S. dollars and the appreciation of the PEN in relation to the U.S. dollar for the periods indicated.

Liquidity and Capital Resources

As of March 31, 2010, we had $1,208,822 in cash and cash equivalents compared to $735,352 at December 31, 2009.   Our principal demands for liquidity are purchasing raw materials and paying the day to day operations.  As of March 31, 2010, we have convertible debts outstanding of $62,740,044 bearing interest at 10%/12% for interest paid in cash/stock with a due date of September 12, 2012.  We also have notes payable of $43,000,000 bearing an effective interest rate of 10.6%.  The Company will make monthly payments until all principal and interest is fully paid on June 16, 2015.  As of March 31, 2010, we had a negative working capital of $38,623,813 compared to a negative working capital of $37,994,483 as of December 31, 2009.  However, as we are not in compliance with our debt covenants with the note payable, the entire principal amount of $43,000,000 is classified as a current liability.  With the $43,000,000 removed from current liabilities, our working capital for March 31, 2010 and December 31, 2009 is $4,376,187 and $5,005,517, respectively.

Net cash flows used in operating activities was $5,950,518 for the three months ended March 31, 2010 which was comprised primarily of our net loss of $3,334,450, non cash gains of $956,079, and increases in inventories of $4,072,130, offset primarily by an increase in accounts payable and accrued expenses of $1,093,810 and $2,336,330, respectively.

During the three months ended March 31, 2010, cash used in investing activities for the purchase of equipment was $18,410.

During the three months ended March 31, 2010, cash provided by financing activities was $6,429,517 which was comprised of $1,036,015 from our deposit with Trimarine and $5,393,502 as a draw down on our “Use restricted cash.”

We do not anticipate significant capital expenditure in the foreseeable future.

Uncertainties and Going-Concern

We have continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the three months ended March 31, 2010, we incurred a net loss of $3,334,450 and have an accumulated deficit of $103,016,496. In addition, we are in technical non-compliance with certain of our covenants under the Interbank Loan Agreement which requires the $43,000,000 to be classified on the consolidated financial statements as a current liability.  Due to the current liability classification, we have a negative working capital balance of $38,623,813 at March 31, 2010.

We have begun generating revenues from the sale of by-products of products for the period after we ceased to be a development stage company.  During July 2009, we obtained $43,000,000 in additional financing which will provide us with the available cash flow during the coming year.  We are negotiating a waiver of our technical non-compliance and an overall modification of the loan covenants under the Interbank Loan Agreement.  With the additional financing from Interbank, we are able to fund working capital and expect to begin generating significant revenues during the second quarter of 2010.   The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

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

Off-Balance Sheet Arrangements

Performance Bond

On March 27, 2009, we entered into a performance bond agreement (the “Bond Agreement”), with FDS. Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to automatic extension for up to two additional twelve month periods.  The Company paid a fee of $30,000 to extend the agreement to January 31, 2011. The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, we issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  The fair value of the warrants on the date of grant was $4,085,589 which is being amortized over one year.  For the three months ended March 31, 2010, we amortized the remaining $962,632 as interest and financing costs.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

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

Fair Value Measurements

For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, we have long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our subsidiaries use their local currencies, the PEN, as their functional currencies. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2010 and 2008. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the first quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

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

PURE BIOFUELS CORP.

Date: May 14, 2010	By:	/s/ Carlos Alberto Pinto
Carlos Alberto Pinto
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carlos Alberto Pinto	Chief Executive Officer and Director	May 14, 2010
Carlos Alberto Pinto	(Principal Executive Officer)

/s/ Gustavo Goyzueta	Chief Financial Officer	May 14, 2010
Gustavo Goyzueta	(Principal Financial Officer and Principal Accounting Officer)