Form 10-Q
period 2010-06-30
PURE BIOFUELS CORP
filed 2010-08-16
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 13, 2010, the Company had 236,387,893 outstanding shares of common stock, par value $0.001.

PURE BIOFUELS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and	3
	December 31, 2009

	Consolidated Statements of Operations and Other Comprehensive Income
	for the three and six months ended June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statement of Stockholders' Equity (Deficit) for the period
	ended June 30, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2010 and 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	(Removed and Reserved)	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		50

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,475,101	$735,352
Use restricted cash	1,813,488	6,830,717
Accounts receivable	-	155,093
Inventories	32,817,079	355,531
VAT credits	2,640,383	1,051,185
Deposits and other assets	468,097	1,088,251
TOTAL CURRENT ASSETS	39,214,148	10,216,129

PROPERTY, PLANT AND EQUIPMENT, net	40,729,434	40,179,286
DEBT ISSUANCE COSTS, net	2,868,961	3,332,390
GOODWILL	7,891,642	7,716,956
DEPOSIT GUARANTEE	15,000,000	15,000,000
DEFERRED TAX ASSETS	543,658	531,625
OTHER ASSETS	4,276,168	4,256,644
TOTAL ASSETS	$110,524,011	$81,233,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$28,173,135	$956,647
Accrued expenses	5,503,842	3,815,939
Due to related parties	208,637	438,026
Short-term loans, net of debt discount of $3,945,652 as of June 30, 2010	3,190,363	-
Notes payable - current	43,000,000	43,000,000
TOTAL CURRENT LIABILITIES	80,075,977	48,210,612

CONVERTIBLE NOTES, net of debt discount of $9,004,539 and $10,392,971
as of June 30, 2010 and December 31, 2009, respectively	53,735,505	48,795,662
ACCRUED DERIVATIVE LIABILITIES	15,668,789	21,556,300
TOTAL LIABILITIES	149,480,271	118,562,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 750,000,000 shares
authorized; 236,387,893, shares issued and outstanding
as of June 30, 2010 and December 31, 2009	236,388	236,388
Additional paid-in capital	62,093,955	60,958,526
Accumulated other comprehensive income	1,858,511	1,157,588
Accumulated deficit	(103,145,114)	(99,682,046)

TOTAL STOCKHOLDERS' DEFICIT	(38,956,260)	(37,329,544)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$110,524,011	$81,233,030

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$1,678,739	$544,385	$1,681,112	$957,733

COST OF REVENUE	1,715,037	133,472	1,726,876	890,522

GROSS MARGIN	(36,298)	410,913	(45,764)	67,211

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,791,014	2,047,062	4,793,628	4,083,134

LOSS FROM OPERATIONS	(2,827,312)	(1,636,149)	(4,839,392)	(4,015,923)

OTHER INCOME (EXPENSES):
Interest and financing costs	(10,829,321)	(8,064,264)	(16,196,216)	(14,148,803)
Other, net	161,152	(321,777)	220,470	(383,868)
Gain (loss) on change in fair value of accrued derivative liabilities	12,984,103	(20,393,074)	16,551,609	(21,075,266)
Foreign currency transaction gain (loss)	382,760	1,804,130	800,461	1,545,633
TOTAL OTHER INCOME (EXPENSE), net	2,698,694	(26,974,985)	1,376,324	(34,062,304)

LOSS BEFORE PROVISION FOR INCOME TAXES	(128,618)	(28,611,134)	(3,463,068)	(38,078,227)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(128,618)	$(28,611,134)	$(3,463,068)	$(38,078,227)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	119,176	(5,546)	700,923	458,230

COMPREHENSIVE LOSS	$(9,442)	$(28,616,680)	$(2,762,145)	$(37,619,997)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.17)	$(0.01)	$(0.22)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	236,387,893	172,374,699	236,387,893	172,374,699

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)

Balance, January 1, 2009 as adjusted	172,374,699	$172,375	$48,422,971	$(564,933)	$(51,472,083)	$(3,441,670)
Stock compensation expense for options issued to employees	-	-	2,352,524	-	-	2,352,524
Reclassification of fair value of options between liability and equity	-	-	4,933	-	-	4,933
Issuance of 64,013,194 shares of common stock for debt financing	64,013,194	64,013	10,178,098	-	-	10,242,111
Foreign currency translation adjustment	-	-	-	1,722,521	-	1,722,521
Net loss	-	-	-	-	(48,209,963)	(48,209,963)

Balance, December 31, 2009	236,387,893	$236,388	$60,958,526	$1,157,588	$(99,682,046)	$(37,329,544)

Stock compensation expense for options issued to employees	-	-	1,135,429	-	-	1,135,429
Foreign currency translation adjustment	-	-	-	700,923	-	700,923
Net loss	-	-	-	-	(3,463,068)	(3,463,068)

Balance, June 30, 2010 (unaudited)	236,387,893	$236,388	$62,093,955	$1,858,511	$(103,145,114)	$(38,956,260)

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,463,068)	$(38,078,227)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	379,177	395,284
Stock compensation expense for options issued to employees	1,135,429	1,155,020
Fair value of shares issued for services	-	1,819,375
Fair value of warrants and conversion options issued for financing costs	4,575,652	4,913,240
Amortization of debt discounts, debt issuance costs and financing costs	4,975,037	3,995,041
(Gain) loss on change in fair value of accrued derivative liabilities	(16,551,609)	21,075,266
Non-cash foreign currency transaction (gain) loss	(508,484)	(1,587,927)
Changes in operating assets and liabilities:
Accounts receivable	160,632	106,187
Inventories	(32,247,988)	564,020
VAT credits	(1,555,489)	(137,482)
Deposit and other assets	(354,488)	(990,998)
Accounts payable	27,022,621	(442,584)
Accrued expenses	5,222,350	3,628,469
Due to related parties	(237,790)	170,512
Net cash used in operating activities	(11,448,018)	(3,414,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22,077)	(193,528)
Net cash used in investing activities	(22,077)	(193,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	2,200,000
Proceeds from issuance of notes payable - short term	7,136,015	1,500,000
Change in restricted cash	5,047,365	5,867
Payment on notes payable - short term	-	(500,000)
Net cash provided by financing activities	12,183,380	3,205,867

Effect of exchange rate changes on cash and cash equivalents	26,464	13,485

NET CHANGE IN CASH AND CASH EQUIVALENTS	739,749	(388,980)

CASH AND CASH EQUIVALENTS, Beginning of period	735,352	579,241

CASH AND CASH EQUIVALENTS, End of period	$1,475,101	$190,261

The accompanying notes are an integral part of these consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 –  Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Going-Concern

The Company has continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the three months ended June 30, 2010 and 2009, the Company incurred a net loss of $128,618 and $28,611,134, respectively. For the six months ended June 30, 2010 and 2009, the Company incurred a net loss of $3,463,068 and $38,078,227, respectively, and has an accumulated deficit of $103,145,114 as of June 30, 2010. In addition, the Company is in technical non-compliance with certain covenants under the Interbank Loan Agreement which requires the $43,000,000 to be classified on the consolidated financial statements as a current liability.  Due to the current liability classification, the Company has a negative working capital balance of $40,861,829 at June 30, 2010.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has begun generating revenues from the sale of biodiesel as well as by-products of products for the period after the Company ceased to be a development stage company.  During July 2009, the Company obtained the $43,000,000 from Interbank in additional financing which provided the Company with the available cash flow during the coming year.  With the financing from Interbank, the Company is able to partially fund working capital and expects to begin generating significant revenues during the second half of year 2010 provided additional working capital is obtained.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pure Biofuels Corp. and its subsidiaries as follows:

	Place
Subsidiary	Incorporated	% Owned	Parent
Pure Biofuels Del Peru S.A.C.	Peru	99.9	Pure Biofuels Corp.
Palma Industrial S.A.C.	Peru	99.9	Pure Biofuels Corp.
Pure Biocarburantes S.A. *	Argentina	99.4	Pure Biofuels Del Peru S.A.C.

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

Use Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor and a deposit in guarantee.  As of June 30, 2010 and December 31, 2009, total restricted cash related to the standby letter of credit amounted to $0 and $141,852, respectively. As of June 30, 2010 and December 31, 2009, total restricted cash related to restricted working capital amounted to $1,813,488 and $6,830,717, respectively. As of June 30, 2010 and December 31, 2009, total non-current restricted cash related to the deposit in guarantee under the Interbank Financing amounted to $15,000,000.  See Note 9 for details on deposit in guarantee and restricted working capital.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve. Accounts receivable will be considered delinquent if payment is not received before the due dates established in the sales agreement with customers. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. As of June 30, 2010 and December 31, 2009, the Company determined that no reserves for accounts receivable were necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of June 30, 2010 and December 31, 2009, the Company believes that no reserve was necessary.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Building improvements	10 years
Facilities and equipment	10 years
Computer equipments and licenses	4 years
Other fixed assets	5-10 years

Goodwill and Impairment

The Company applies Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of June 30, 2010 and December 31, 2009, there was no impairment of its goodwill.

Impairment or Disposal of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010 and December 31, 2009, there was no impairment of its long-lived assets.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Measurements

For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

The Company’s warrant liability is carried at fair value totaling $12,630,631 and $11,169,503, as of June 30, 2010 and December 31, 2009, respectively.  The Company’s conversion option liability is carried at fair value totaling $3,038,158 and $10,386,797 as of June 30, 2010 and December 31, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	1.81 – 6.93	2.3-6.6
Risk-free interest rate	.61%-2.42%	1.14%-3.39%
Expected volatility	140%	140%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion options. We have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value As of June 30, 2010	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$12,630,631		$12,630,631
Conversion option liability	3,038,158		3,038,158
Total accrued derivative liabilities	$15,668,789		$15,668,789

The change in fair value of accrued derivative liabilities is charged as a gain or a loss on the consolidated statement of operations. The Company recognized a gain of $12,984,103 and $16,551,609 for the three and six months ended June 30, 2010, respectively.  The Company recognized a loss of $20,393,074 and $21,075,266 for the three and six months ended June 30, 2009, respectively.  The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of federally-insured limits of approximately $16,455,808 and $22,551,847, respectively. The Company has not experienced any losses in such accounts.

Two vendors provided 88% and 12% of the Company’s raw materials for the six months ended June 30, 2010.

During the six months ended June 30, 2010, two customers accounted for 68% and 31% of the Company’s sales.

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

Foreign Currency Translations and Comprehensive Income

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the Peruvian New Sol (PEN) as their functional currencies for the six months ended June 30, 2010 and the PEN and Argentinean Peso (ARS) as their functional currencies for the six months ended June 30, 2009. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability amounts at June 30, 2010 and December 31, 2009 were translated at 2.827 PEN to $1.00 USD and 2.890 PEN to $1.00 USD, respectively, for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2010 and 2009 were 2.845 PEN and 3.098 PEN to $1.00 USD, respectively; and for the six months ended June 30, 2009 was 3.626 ARS to $1.00 USD.  Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants, options and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.  As of June 30, 2010 and June 30, 2009, the following potential dilutive shares were excluded from the diluted loss per share for all periods presented due to their anti-dilutive effect.

	June 30, 2010	June 30, 2009
Options	15,217,500	15,186,250
Warrants	353,085,929	133,055,665
Convertible notes	209,133,479	131,161,230
Total	577,436,908	279,403,145

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

Note 3 – Inventories

Inventories consist of the following:

	June 30,	December 31,
Description	2010	2009

Raw Material	$32,793,173	$147,635
Work-in-Process	4,967	97,272
Finished Goods	18,939	110,624
	$32,817,079	$355,531

During the second quarter, the Company entered into an agreement with LUKOIL Pan Americas, LLC (“LUKOIL”), whereby LUKOIL provided the Company raw materials in the amount of approximately $29 million.  The inventory is secured by a storage warrant issued by Alma Peru and endorsed to LUKOIL.  The product will be released by LUKOIL to the Company through the use of the storage warrant.  The Company is charged a financing rate of 4% per annum calculated on the sum of daily inventory multiplied by the sales price.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – VAT Credits

At June 30, 2010 and December 31, 2009, the Company has value added tax (“VAT”) credit of $2,640,383 and $1,051,185, respectively, in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company and the Company obtains VAT tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the VAT tax credits against its Peruvian VAT tax liability generated from sales or service revenue or to receive a cash refund from the Peruvian government after necessary approvals are obtained from the Peruvian government. No significant penalties or interest relating to VAT taxes have been incurred during the six months ended June 30, 2010 and 2009.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30	December 31,
	2010	2009

Land	$3,578,802	$3,499,583
Plant under construction	825,853	4,873,475
Building improvements	877,996	858,397
Facilities and equipment	36,947,794	32,144,859
Computer equipment and licenses	267,680	261,618
Other fixed assets	204,753	97,969
	42,702,878	41,735,901
Accumulated depreciation	(1,973,444)	(1,556,615)
Property, Plant and Equipment, net	$40,729,434	$40,179,286

Plant under construction represents labor costs, material, capitalized interest incurred in connection with the construction of plant improvements at the Chorillo facilities.   The Company estimates plant improvements to be fully completed by the third quarter of 2010.  The Company is waiting for the proper certifications for completion of the project at which time the improvements under construction will be reclassified to facilities and equipment.

Depreciation expense amounted to $181,238 and $379,177, for the three and six months ended June 30, 2010, respectively, and $229,314 and $395,284 for the three and six months ended June 30, 2009, respectively.

Note 6 – Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired in accordance with ASC Topic 805, “Business Combination.” Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment on an annual basis or more frequently when impairment indicators arise.

The carrying value of goodwill is $7,891,642 and $7,716,956 at June 30, 2010 and December 31, 2009, respectively. No impairment was noted on the goodwill at June 30, 2010 and December 31, 2009.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Balance at		Balance at
	December 31,	Change in	June 30,
	2009	Value	2010
Interpacific Oil S.A.C	7,716,956	174,686	7,891,642

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

The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company amortized the $4,085,589 over one year.  The amortization expense for the three and six months ended June 30, 2010 was $962,632 and $962,632, respectively, and 1,018,598 and $1,063,372 for the three and six months ended June 30, 2009, respectively. These amounts are included in “interest and financing costs” in the accompanying consolidated statements of operations.  As of March 31, 2010, the performance bond was fully amortized.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company determined that the convertible notes contained an embedded conversion feature as of the date of issuance.  The Company recorded the fair value of $588,446 as a debt discount to be amortized over the life of the notes and as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 2.5 years
•	Volatility of 140%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.96%

The following table summarizes the convertible notes:

Balance, December 31, 2009	$48,795,662
Conversion of interest to principal	3,551,411
Discount related to additional principal	(588,446)
Amortization of note discount	1,976,878
Balance, June 30, 2010 (unaudited)	$53,735,505

The $53,735,505 is net of debt discounts of $9,004,539.  The total principal amount of $62,740,044 is due on September 12, 2012, has an interest rate of 10% if paid in cash and 12% if paid in stock, and is convertible into shares of common stock at $0.30 per share.

Total interest related to the convertible notes amounted to $1,882,201 and $3,676,801 for the three and six months ended June 30, 2010, respectively and $741,956 and $1,367,971 for the three and six months ended June 30, 2009, respectively.

For the three  and six months ended June 30, 2010 , the Company amortized debt discounts in the amount $1,017,904 and $1,976,878, respectively, and $1,067,583 and $1,974,373, respectively for the three and six months ended June 30, 2009, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at June 30, 2010 and December 31, 2009 amounted to $2,216,815 and $2,091,332, respectively, which is recorded in accrued expenses on the accompanying consolidated balance sheets.

As of June 30, 2010, the Company was in default of the Interbank Peru Financing agreement which then triggered an event of default under the terms of the Plainfield convertible note agreements.  The Company has since received a waiver from Plainfield that waived any potential default events that triggered the certain event of default under the terms of the agreements as of June 30, 2010.

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

Also, a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution (U.S. $15 million), (iv) a deposit in guarantees (U.S. $15 million), and (v) the cash flows that the Company credited in a reserve account. The Company recorded the capital contribution as “restricted cash” and the deposit in guarantees as “deposit guarantee.” Restricted cash is released from restriction only to pay working capital costs. The deposit guarantee will always hold 35% of the principal outstanding and will be released on an annual basis as the principal gets amortized over the term of the agreement. As of June 30, 2010 and December 31, 2009 the balance in restricted cash related to the capital contribution amounted to $1,813,488 and $6,830,717.  As of June 30, 2010 and December 31, 2009 the deposit guarantee amounted to $15,000,000.

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

Pursuant to the Interbank Peru Financing agreement, the Company is required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of June 30, 2010, the Company was not in compliance with certain financial covenants which could trigger an event of default under the terms of the agreement.  Due to the non compliance, Interbank, at its option, has the right to assess a 2% penalty of the unpaid principal balance of the loan for the time period that the bank deems the Company to be in default until the waiver is granted.  The Company has not received a waiver or forbearance at the time these consolidated financial statements were issued, so the Company recorded the $43,000,000 payable as a current liability.

The Company recorded interest expense of $1,010,241 and $2,020,482 for the three and six months ended June 30, 2010, respectively related to the Interbank Peru Financing.  The following table shows the principal payments for the note payable per the contractual agreement:

Principal
Fiscal Year	Amount
2010	$750,000
2011	4,150,000
2012	8,000,000
2013	10,900,000
2014	12,800,000
Thereafter	6,400,000
$43,000,000

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Short-Term Loans

FDS Short-Term Loan

On June 4, 2010, the Company entered into an unsecured loan with FDS for a term of three months in the principal amount of $1,100,000 (the “FDS Loan”).  In connection with the FDS Loan, the Company issued to seven year warrants to purchase 43,421,053 shares of common stock of the Corporation (the “FDS Warrants”) at an exercise price of $0.076 per share of Common Stock. In addition, FDS may at its sole option exchange all or any FDS Warrants at any time after the date of issuance and during the exercise period for a number of shares of Common Stock equal to the number of shares that would have been issued upon the exercise of the FDS Warrants divided by 1.2.

In accordance with ASC 815, the Company determined that the FDS Warrants should be classified as a liability at fair value on the date the FDS Warrants were to be issued.  The Company determined the fair value of the FDS Warrants at June 4, 2010 to be $2,015,130 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 140%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.65%

The fair value of $2,015,130 was recorded as “accrued derivative liabilities” with $1,100,000 being recorded to debt discount to be amortized over the life of the FDS Loan and the remaining $915,130 was recorded as “interest and financing costs” in the consolidated statements of operations.

Plainfield Short-Term Loan

On June 4, 2010, the Company entered into an unsecured loan with Plainfield for a term of three months in the principal amount of $4,400,000 (the “Plainfield Loan”).  In connection with the Plainfield Loan, the Company issued seven year warrants to purchase 173,684,211 shares of common stock of the Corporation (the “Plainfield Warrants”) at an exercise price of $0.076 per share of Common Stock. In addition, Plainfield may at its sole option exchange all or any Plainfield Warrants at any time after the date of issuance and during the exercise period for a number of shares of Common Stock equal to the number of shares that would have been issued upon the exercise of the Plainfield Warrants divided by 1.2.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In accordance with ASC 815, the Company determined that the Plainfield Warrants should be classified as a liability at fair value on the date the Plainfield Warrants were to be issued.  The Company determined the fair value of the Plainfield Warrants at June 4, 2010 to be $8,060,521 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 140%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.65%

The fair value of $8,060,521 was recorded as “accrued derivative liabilities” with $4,400,000 being recorded to debt discount to be amortized over the life of the FDS Loan and the remaining $3,660,521 was recorded as “interest and financing costs” in the consolidated statements of operations.

For the three and six months ended June 30, 2010, the Company recorded interest expense of $61,875 for the FDS and Plainfield Loans.

For the three and six months ended June 30, 2010, the Company amortized $1,554,348 of the debt discount related to the FDS and Plainfield Loans.

Trimarine Short-Term Loan

During the six months ended June 30, 2010, Trimarine advanced $1,636,015 to the Company.  On June 30, 2010, the Company and Trimarine entered into an unsecured loan agreement whereby Trimarine agreed to lend the Company up to $2,000,000.  The funds are due August 4, 2010 and accrue interest at 6% beginning on June 30, 2010.  The Company did not make the required payment for the Trimarine loan on August 4, 2010. The Company is currently negotiating the due date.  The balance at June 30, 2010 was $1,636,015.

The following are the short-term loans and related debt discounts at June 30, 2010.

			Interest
	June 30, 2010	Due Date	Rate
FDS	$1,100,000	September 4, 2010	15%
Plainfield	4,400,000	September 4, 2010	15%
Trimarine	1,636,015	August 4, 2010	6%
Debt discount	(5,500,000)
Amortization of debt discount	1,554,348
	$3,190,363

Note 11 – Stockholders’ Equity

Common Stock

Effective August 7, 2006, the Company effected a one and one-quarter (1.25) for one (1) forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 93,750,000 shares of common stock with a par value of $0.001. On November 19, 2007, the stockholders approved an amendment to its articles of incorporation to increase the number of authorized common shares to 250,000,000 and to authorize 1,000,000 shares of preferred stock, par value $0.001.  On October 28, 2008, the stockholders’ approved an amendment to its articles of incorporation to increase the number of authorized common shares to 325,000,000.  On May 22, 2009, the stockholders’ approved an amendment to its articles of incorporation to increase the number of authorized common shares to 750,000,000. On June 4, 2010, the board of directors approved an amendment to its article of incorporation to increase the number of authorized common shares to 2,500,000,000. The certificate of amendment became effective on August 9, 2010.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following is a summary of the option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	250,000	0.60
Exercised	-	-
Forfeited	(175,000)	0.60
Outstanding, December 31, 2009	15,261,250	$0.60
Granted	-
Exercised	-
Forfeited	(43,750)
Outstanding, June 30, 2010 (unaudited)	15,217,500	$0.60	7.10	-
Exercisable, June 30, 2010 (unaudited)	14,641,250	$0.60	7.07	-

Warrants

The following summarizes the stock purchase warrant activity:

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	124,174,999	0.26
Exercised	-
Forfeited	-
Forfeited	-
Outstanding, December 31, 2009	135,980,665	$0.27
Granted	217,105,264	0.076
Exercised	-
Forfeited	-
Outstanding, June 30, 2010 (unaudited)	353,085,929	$0.15	6.47
Exercisable, June 30, 2010 (unaudited)	353,085,929	$0.15	6.47

Note 12 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 1, 2009, the Company entered into a service agreement with Challenge Capital Corporation, (“Challenge Capital”), a company controlled by certain officers of the Company, to provide services related to the handling of biofuels to the Company until August 1, 2010.  This agreement provides a monthly fee of $25,699.  The Company expensed $77,097 and $154,194 for the three and six months ended June 30, 2010 and there is no outstanding balance at June 30, 2010.

b)
On August 6, 2007, the Company entered into an integral service agreement with Ocean Marine S.A.C, (“Ocean Marine”) a company controlled by certain officers of the Company and a Peruvian Corporation, to provide certain advisory services related to use and handling of biodiesel to the Company. The agreement provides for the services rendered by Ocean Marine and a fee of $34,000 per month to Ocean Marine from July 1, 2007 through to August 12, 2009. Total consulting expenses incurred under this agreement totaled $102,000 and $204,000 for the three and six months ended June 30, 2009, respectively. The outstanding balance owed to Ocean Marine at June 30, 2010 and December 31, 2009 was $0 and $229,389, respectively.

c)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in note 8 and note 10.

d)	As of June 30, 2010 and December 31 2009, the Company has loans due to shareholders in the amount of $208,637.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 13 – Commitments and Contingencies

Under the Purchase Agreement entered into in July 2009, the Company has the right to order and subsequently purchase, and Trimarine is offering to supply and sell certain products to be used in the manufacturing process of biodiesel fuel.  The Purchase Agreement states that the maximum unpaid purchase price cannot exceed $40,000,000.  The Company and Trimarine agreed that the consideration for the supply of the product would be the greater of (i) 15.0% per annum or 1.250% per month of the total financial value of the product or (ii) 4.0% per annum, or 0.333% per month of the total facility amount payable on a monthly basis which is equivalent to $133,333 per month.  Pursuant to the Purchase Agreement, the Company made a cash deposit to Trimarine of 10% of the $40,000,000.  The deposit of $4,000,000 is recorded as “other assets” in the accompanying consolidated balance sheet as of June 30, 2010.

For the three and six months ended June 30, 2010, the Company incurred fees related to this facility with Trimarine amounting to $140,833 and $548,333, respectively.  As of June 30, 2010 and December 31, 2009, the Company had an outstanding payable owed to Trimarine in the amounts of $1,481,667 and $818,000, respectively.

Note 14 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,057,402	$-
Income taxes paid	$-	$-

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING
Issuance of convertible promissory note for interest payable	$3,551,411	$3,140,379
Issuance of warrants as part of financing agreement	$10,075,652	$4,398,938
Beneficial conversion feature on issuance of convertible debt	$-	$3,068,431
Debt discounts from issuance of convertible debt	$588,446	$2,554,129

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

To date, we have not generated significant revenues from the operations at the Callao Port Facility.  Our principal delays have been due to the uncertainty of the approval of Peruvian law which dictates that all diesel fuel commercialized in Lima, Peru will carry a mandatory biodiesel portion of 2% and also be Ultra Low Sulfur diesel.  Consequently, our biodiesel production and our planned diesel imports were halted until the mandate was approved.  The Peruvian law was finally approved on December 31, 2009, making Peru a significant importer of Diesel fuel since current local refineries lack the capacity to produce Ultra Low Sulfur diesel.  In addition, our Company engaged Oil Tanking Andina S.A.C (“Oil Tanking”) to provide services as terminal operators.  As a result, Oil Tanking had to perform an exhaustive Due Diligence to verify and certify that our storage terminal facility complies with the highest international standards of safety and quality.  Thereafter, on February 12, 2010, our Company signed the service agreement with Oil Tankingand began generating revenues during the second quarter of 2010.

As of June 30, 2010, our Interpacific Facility, which we purchased in 2007, reached full technical capacity.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, 7 seven days a week.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Facility will be supplied with raw materials from the Callao Port Facility.

In addition, we seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us.

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

Revenues:  Revenues were $1,678,739 for the three months ended June 30, 2010 compared to $544,385 for the three months ended June 30, 2009.  The 2009 revenues were associated with our liquidating inventory because of our cash shortage.  With the financing that we received from Interbank in July 2009, we are in a better cash position and have been purchasing inventory.  We have begun making sales during April 2010.  During the second quarter of 2010, we entered into an agreement with LUKOIL for the purchase of approximately $29 million of inventory.  The agreement provides us with the inventory we need for the anticipated increase in customers, and allows us to defer payment until we use the inventory.  We anticipate adding additional customers during the second half of 2010.  However, there is no assurance that we will obtain any new contracts, agreements, or commitments with customers, which if fully performed have the potential of generating revenues sufficient to dispose of the $29 million of inventory.

Cost of Revenues:  Costs of revenues were $1,715,037 for the three months ended June 30, 2010 compared to $133,472 for the three months ended June 30, 2009.  Cost of revenue increased due to our increase in revenues during the period.  Cost of revenue continues to exceed revenue because of the fixed costs which are not being covered by the low volume of sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consisted of the following for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009	Difference	% Change
Consulting fees	$49,594	$23,480	$26,114	111.2%
General and administrative	1,292,705	698,264	594,441	85.1%
Professional fees	594,694	312,915	281,779	90.0%
Wages	854,021	1,012,403	(158,382)	-15.6%
	$2,791,014	$2,047,062	$743,952	36.3%

Consulting Fees: The change in consulting fees is not significant.

General and Administrative: General and administrative expenses increased $594,441 or 85.1% primarily due to the recording of approximately $180,000 for board of director fees and $375,000 for compensation incentives and bonuses for management.  During April 2010, the Board of Directors approved $60,000 annual fees per independent board member retroactive to each member’s respective start date.  Also, the Board of Directors approved a $250,000 bonus for management for past services and established a $250,000 bonus pool for 2010.  We expensed $125,000 related to the 2010 bonus pool.  These amounts have been accrued in the consolidated financial statements.

Professional Fees:  Professional fees increased by $281,779 or 90% primarily due to a decrease in legal fees of approximately $115,000 offset by an increase in professional engineering fees of approximately $420,000 paid to Oil Tanking for operation and maintenance of the Callao Port.

Wages:  Wages decreased $158,382 or 15.6% during the three months ended June 30, 2010 compared to 2009.  The decrease is primarily due to the layoff off of temporary and contract employees.

Interest and Financing Costs: Interest and financing costs consisted of the following for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Increase
	2010	2009	(Decrease)	% Change
Interest expense	$3,157,781	$2,002,379	$1,155,402	57.7%
Financing costs	4,857,319	3,853,168	1,004,151	26.1%
Amortization of debt discount
and debt issuance costs	2,814,221	2,208,717	605,504	27.4%
	$10,829,321	$8,064,264	$2,765,057	34.3%

Interest Expense:  The increase of $1,155,402 or 57.2% in interest expense is due to the increase in our debt in July 2009.  Our average debt was approximately $108 million for the three months ended June 30, 2010 compared to approximately $64 million for the three months ended June 30, 2009.

Financing Costs:  The financing costs increased $1,004,151 or 26.1% from 2009 to 2010.  During the three months ended June 30, 2009, we issued additional convertible notes and warrants to Plainfield and FDS because we had defaulted on their convertible notes.  The fair value of the warrants and beneficial conversion features was $3,853,168.  During the three months ended June 30, 2010, we issued two short-term loans to Plainfield and FDS for an aggregate principal of $5,500,000, and in connection with the short-term loans, we issued a combined total of 217,105,264 seven year warrants with an exercise price of $0.076.  The fair value for the warrants was $10,075,652.  We recorded a debt discount of $5,500,000 and financing costs of $4,575,652.

Amortization of Debt Discounts and Debt Issuance Costs:  The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after June 30, 2009.

Accrued Derivative Liability:  The change in fair value of accrued derivative liability for the three months ended June 30, 2010 was a gain of $12,984,103 compared to a loss of $20,393,074 for the three months ended June 30, 2009.  The loss of $20,393,074 for the three months ended June 30, 2009 was due to the increase in our share price from $0.07 at March 31, 2009 to $0.16 at June 30, 2009.  The gain of $12,984,103 for the three months ended June 30, 2010 was due to the decrease in our stock price from $0.08 at March 31, 2010 to $0.04 at June 30, 2010 as well as from the decrease in interest rates due to global economic crisis.

Foreign Currency Transaction Gain:  Foreign currency transaction gain was $382,760 for the three months ended June 30, 2010 compared to a $1,804,130 for the three months ended June 30, 2009.  During the three months ended June 30, 2009, the dollar decreased in value by 4.7% versus 0.5% for the three months ended June 30, 2010.  At June 30, 2009, we had approximately $37 million of liabilities due in USD compared to approximately $26 million in net liabilities at June 30, 2010.

Comparison of the six months ended June 30, 2010 and 2009

Revenues:  Revenues were $1,681,112 for the six months ended June 30, 2010 compared to $957,733 for the six months ended June 30, 2009.  The 2009 revenues were associated with our liquidating inventory because of our cash shortage.  With the financing that we received from Interbank in July 2009, we are in a better cash position and have been purchasing inventory.  We have begun making sales during April 2010. During the second quarter of 2010, we entered into an agreement with LUKOIL for the purchase of approximately $29 million of inventory.  The agreement provides us with the inventory we need for the anticipated increase in customers, and allows us to defer payment until we use the inventory.  We anticipate adding additional customers during the second half of 2010.  However, there is no assurance that we will obtain any new contracts, agreements, or commitments with customers, which if fully performed have the potential of generating revenues sufficient to dispose of the $29 million of inventory.

Cost of Revenues:  Costs of revenues were $1,726,876 for the six months ended June 30, 2010 compared to $890,522 for the six months ended June 30, 2009.  Cost of revenue increased due to our increase in revenues during the period.  Cost of revenue continues to exceed revenue because of the fixed costs which are not being covered by the low volume of sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consisted of the following for the periods indicated:

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2010	2009	Difference	% Change
Consulting fees	$78,099	$27,287	$50,812	186.2%
General and administrative	1,855,258	1,552,621	302,637	19.5%
Professional fees	853,823	539,685	314,138	58.2%
Wages	2,006,448	1,963,541	42,907	2.2%
	$4,793,628	$4,083,134	$710,494	17.4%

Consulting Fees: The change in consulting fees is comparable with prior year.

General and Administrative: The change in general and administrative expenses increased $302,637 or 19.5% due to our recording of approximately $180,000 for board of director fees and $375,000 for compensation incentives and bonuses for management.  During April 2010, the Board of Directors approved $60,000 annual fees per independent board member retroactive to each member’s respective start date.  Also, the Board of Directors approved a $250,000 bonus for management for past services and established a $250,000 bonus pool for 2010.  We expensed $125,000 related to the 2010 bonus pool.  These increases in general and administrative expenses were offset by an overall decrease in administrative expenses reflecting the management’s attempt in streamlining internal  administrative layers and reduce its administrative costs.

Professional Fees:  Professional fees increased $314,138 or 58.2% primarily due to a decrease in legal fees of approximately $140,000 offset by an increase in professional engineering fees of approximately $440,000 paid to Oil Tanking for operation and maintenance of the Callao Port.

Wages:  The change in wages is comparable with prior year.

Interest and Financing Costs: Interest and financing costs consisted of the following for the periods indicated:

	Six Months	Six Months
	ended	ended
	June 30,	June 30,	Increase
	2010	2009	(Decrease)	% Change

Interest expense	$5,963,860	$3,632,000	$2,331,860	64.2%
Financing costs	5,257,319	6,732,615	(1,475,296)	-21.9%
Amortization of debt discount
and debt issuance costs	4,975,037	3,784,188	1,190,849	31.5%
	$16,196,216	$14,148,803	$2,047,413	14.5%

Interest Expense:  The increase of $2,331,860 or 64.2% in interest expense is due to the increase in our debt in July 2009.  Our average debt was approximately $106 million for the six months ended June 30, 2010 compared to approximately $62 million for the six months ended June 30, 2009.

Financing Costs:  The financing costs decreased $1,475,296 or 21.9% from 2009 to 2010.  During the six months ended June 30, 2009, we issued additional convertible notes and warrants to Plainfield and FDS because we had defaulted on their convertible notes.  The fair value of the warrants and beneficial conversion features was $6,732,615.  During the six months ended June 30, 2010, we issued two short-term loans to Plainfield and FDS for an aggregate principal of $5,500,000, and in connection with the short-term loans, we issued a combined total of 217,105,264 seven year warrants with an exercise price of $0.076.  The fair value for the warrants was $10,075,652.  We recorded a debt discount of $5,500,000 and financing costs of $4,575,652.  The additional financing costs relate to accrued fees for Trimarine related to the Purchase Agreement with them.

Amortization of Debt Discounts and Debt Issuance Costs:  The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after June 30, 2009.

Accrued Derivative Liability:  The change in fair value of accrued derivative liability for the six months ended June 30, 2010 was a gain of $16,551,609 compared to a loss of $21,075,266 for the six months ended June 30, 2009.  The loss of $21,075,266 for the six months ended June 30, 2009 was due to the increase in our share price from $0.07 at December 31, 2008 to $0.16 at June 30, 2009.  The gain of $16,551,609 for the six months ended June 30, 2010 was due to the decrease in our stock price from $0.09 at December 31, 2009 to $0.04 at June 30, 2010 as well as from the decrease in interest rates due to global economic crisis.

Foreign Currency Transaction Gain:  Foreign currency transaction gain was $800,461 for the six months ended June 30, 2010 compared to a $1,545,633 for the six months ended June 30, 2009.  During the six months ended June 30, 2009, the dollar decreased in value by 4.1% versus 2.2% for the six months ended June 30, 2010.  At June 30, 2009, we had approximately $37 million of liabilities due in USD compared to approximately $26 million in net liabilities at June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,475,101 in cash and cash equivalents compared to $735,352 at December 31, 2009.   Our principal demands for liquidity are purchasing raw materials and paying the day to day operations.  We have the following debt as of June 30, 2010:

•	Convertible debts outstanding of $62,740,044 bearing interest at 10%/12% for interest paid in cash/stock with a due date of September 12, 2012.
•	Notes payable of $43,000,000 bearing an effective interest rate of 10.6%. The Company will make monthly payments until all principal and interest is fully paid on June 16, 2015.
•	Short-term loans for an aggregate principal amount of $5,500,000 due September 4,2010 with an annual interest rate of 15%.
•
Short-term loans of $1,636,015 from Trimarine which were due on August 4, 2010 and accrue interest at 6.0%.  The Company has not made the required payments, but we are negotiating with Trimarine to extend the due date.

As of June 30, 2010, we had a negative working capital of $40,861,829 compared to a negative working capital of $37,994,483 as of December 31, 2009.  However, as we are not in compliance with our debt covenants with the note payable, the entire principal amount of $43,000,000 is classified as a current liability.  With the $43,000,000 removed from current liabilities, our working capital for June 30, 2010 and December 31, 2009 is $2,138,171 and $5,005,517, respectively.

Net cash flows used in operating activities was $11,488,018 for the six months ended June  30, 2010 which was comprised primarily of our net loss of $3,463,068, non cash gains of $5,994,798, and increases in inventories of $32,247,988, offset primarily by an increase in accounts payable and accrued expenses of $27,022,621 and $5,222,350, respectively.  In April, 2010, we purchased approximately $29 million of inventory on credit from LUKOIL.

During the six months ended June 30, 2010, cash used in investing activities for the purchase of equipment was $22,077.

During the six months ended June 30, 2010, cash provided by financing activities was $12,183,380 which was comprised of the following:

•	Short-term loan from FDS of $1,100,000 due September 4, 2010.
•	Short-term loan from Plainfield of $4,400,000 due September 4, 2010.
•	Short-term loan from Trimarine of $1,636,015, due August 4, 2010
•	Draw down on our “Use restricted cash” of $5,047,365

We do not anticipate significant capital expenditure in the foreseeable future.

Uncertainties and Going-Concern

We have continued to incur losses since exiting from the development stage and have only recently begun principal operations. For the six months ended June 30, 2010, we incurred a net loss of $3,463,068 and have an accumulated deficit of $103,145,114. In addition, we are in technical non-compliance with certain of our covenants under the Interbank Loan Agreement which requires the $43,000,000 to be classified on the consolidated financial statements as a current liability.  Due to the current liability classification, we have a negative working capital balance of $40,861,829 at June 30, 2010.

We have begun generating revenues from the sale of biodiesel as well as by-products of products for the period after we ceased to be a development stage company.  During July 2009, we obtained $43,000,000 in additional financing which provided us with the available cash flow during the coming year.  With the additional financing from Interbank, we are able to fund working capital and we began generating revenues during the second quarter of 2010.   The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

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

Off-Balance Sheet Arrangements

Performance Bond

On March 27, 2009, we entered into a performance bond agreement (the “Bond Agreement”), with FDS. Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to automatic extension for up to two additional twelve month periods.  The Company paid a fee of $30,000 to extend the agreement to January 31, 2011. The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, we issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  The fair value of the warrants on the date of grant was $4,085,589 which is being amortized over one year.  For the six months ended June 30, 2010, we amortized the remaining $962,632 as interest and financing costs.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months  ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carlos Alberto Pinto	Chief Executive Officer and Director	August 16, 2010
Carlos Alberto Pinto	(Principal Executive Officer)

/s/ Juan Santoyo	Chief Financial Officer	August 16, 2010
Juan Santoyo	(Principal Financial Officer and
Principal Accounting Officer)