Form 10-Q
period 2010-09-30
PURE BIOFUELS CORP
filed 2010-11-15
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

As of November 10, 2010, the Company had 236,387,893 outstanding shares of common stock, par value $0.001.

PURE BIOFUELS CORP. AND SUBSIDIARIES

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,788,720	$735,352
Use restricted cash	927,970	6,830,717
Accounts receivable	730,967	155,093
Inventories, net	27,513,714	355,531
VAT credits	2,618,527	1,051,185
Deposits and other assets	586,235	1,088,251
TOTAL CURRENT ASSETS	34,166,133	10,216,129

PROPERTY, PLANT AND EQUIPMENT, net	39,650,876	40,179,286
DEBT ISSUANCE COSTS, net	2,637,308	3,332,390
GOODWILL	8,002,075	7,716,956
DEPOSIT GUARANTEE	15,000,000	15,000,000
DEFERRED TAX ASSETS	538,529	531,625
OTHER ASSETS	4,280,033	4,256,644
TOTAL ASSETS	$104,274,954	$81,233,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,644,569	$956,647
Accrued expenses	4,288,785	3,815,939
Due to related parties	208,638	438,026
Short-term loans	7,136,015	-
Notes payable - current	42,700,000	43,000,000
TOTAL CURRENT LIABILITIES	79,978,007	48,210,612

CONVERTIBLE NOTES, net of debt discount of $8,069,144 and $10,392,971
as of September 30, 2010 and December 31, 2009, respectively	58,435,395	48,795,662
ACCRUED DERIVATIVE LIABILITIES	56,522,337	21,556,300
TOTAL LIABILITIES	194,935,739	118,562,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 2,500,000,000 shares
authorized; 236,387,893, shares issued and outstanding
as of September 30, 2010 and December 31, 2009	236,388	236,388
Additional paid-in capital	62,114,268	60,958,526
Accumulated other comprehensive income	2,220,083	1,157,588
Accumulated deficit	(155,231,524)	(99,682,046)
TOTAL STOCKHOLDERS' DEFICIT	(90,660,785)	(37,329,544)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,274,954	$81,233,030

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$5,401,082	$140,752	$7,082,194	$1,098,485

COST OF REVENUE	5,219,881	237,013	6,946,757	1,127,535

GROSS MARGIN	181,201	(96,261)	135,437	(29,050)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,907,413	2,368,425	7,701,041	6,451,559

LOSS FROM OPERATIONS	(2,726,212)	(2,464,686)	(7,565,604)	(6,480,609)

OTHER INCOME (EXPENSES):
Interest and financing costs	(53,472,285)	(5,184,878)	(69,668,501)	(19,333,681)
Other, net	45,361	183,333	265,831	(200,535)
Non-cash expenses in connection with debt financing	-	(15,840,078)	-	(15,840,078)
Gain (loss) on change in fair value of accrued derivative liabilities	3,305,739	7,755,285	19,857,348	(13,319,981)
Foreign currency transaction gain	760,987	333,646	1,561,448	1,879,279
TOTAL OTHER EXPENSES, net	(49,360,198)	(12,752,692)	(47,983,874)	(46,814,996)

LOSS BEFORE PROVISION FOR INCOME TAXES	(52,086,410)	(15,217,378)	(55,549,478)	(53,295,605)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(52,086,410)	(15,217,378)	(55,549,478)	(53,295,605)

OTHER COMPREHENSIVE GAIN:
Foreign currency translation adjustment	361,572	1,269,891	1,062,495	1,728,121

COMPREHENSIVE LOSS	$(51,724,838)	$(13,947,487)	$(54,486,983)	$(51,567,484)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.22)	$(0.07)	$(0.23)	$(0.28)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	236,387,893	216,209,821	236,387,893	187,146,975

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, January 1, 2009 as adjusted	172,374,699	$172,375	$48,422,971	$(564,933)	$(51,472,083)	$(3,441,670)
Stock compensation expense for options issued to employees	-	-	2,352,524	-	-	2,352,524
Reclassification of fair value of options between liability and equity	-	-	4,933	-	-	4,933
Issuance of 64,013,194 shares of common stock for debt financing	64,013,194	64,013	10,178,098	-	-	10,242,111
Foreign currency translation adjustment	-	-	-	1,722,521	-	1,722,521
Net loss	-	-	-	-	(48,209,963)	(48,209,963)

Balance, December 31, 2009	236,387,893	$236,388	$60,958,526	$1,157,588	$(99,682,046)	$(37,329,544)

Stock compensation expense for options issued to employees	-	-	1,155,742	-	-	1,155,742
Foreign currency translation adjustment	-	-	-	1,062,495	-	1,062,495
Net loss	-	-	-	-	(55,549,478)	(55,549,478)

Balance, September 30, 2010 (unaudited)	236,387,893	$236,388	$62,114,268	$2,220,083	$(155,231,524)	$(90,660,785)

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,549,478)	$(53,295,605)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	1,790,899	484,511
Stock compensation expense for options issued to employees	1,155,742	1,772,324
Fair value of shares issued for financing costs	-	1,819,375
Fair value of warrants and conversion options issued for financing costs	48,639,273	4,913,240
Amortization of debt discounts, debt issuance costs and financing costs	10,193,723	6,223,959
(Gain) loss on change in fair value of accrued derivative liabilities	(19,857,348)	13,319,981
Non-cash expenses in connection with debt financing	-	15,840,078
Non-cash foreign currency transaction gain	(1,124,758)	(1,627,214)
Loss on disposal of assets	85,656	-
Changes in operating assets and liabilities:
Accounts receivable	(561,481)	152,559
Inventories	(26,732,590)	774,422
VAT credits	(1,505,278)	6,838,725
Deposit and other assets	(450,887)	(4,198,511)
Accounts payable	24,277,991	(4,040,265)
Accrued expenses	7,764,799	4,946,512
Due to related parties	(241,841)	(162,356)
Net cash used in operating activities	(12,115,578)	(6,238,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on amounts due to prior stockholders of Interpacific Oil	-	(5,600,000)
Purchase of equipment	(45,246)	(264,584)
Proceeds from sale of equipment	151,024	-
Net cash provided by (used in) investing activities	105,778	(5,864,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	2,200,000
Proceeds from issuance of notes payable - short term	7,136,015	1,500,000
Change in restricted cash	5,967,743	(7,432,016)
Change in deposit guarantee	-	(15,070,675)
Payment on notes payable - short term	-	(3,000,000)
Payment on convertible debt	-	(2,200,000)
Payment on line of credit	-	(3,500,000)
Payment of debt issuance costs	-	(1,480,449)
Proceeds from Interbank Peru Financing	-	43,000,000
Principal payments on note payable (Interbank Peru Financing)	(300,000)	-
Net cash provided by financing activities	12,803,758	14,016,860

Effect of exchange rate changes on cash and cash equivalents	259,410	(550,678)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,053,368	1,363,333

CASH AND CASH EQUIVALENTS, Beginning of period	735,352	579,241

CASH AND CASH EQUIVALENTS, End of period	$1,788,720	$1,942,574

The accompanying notes are an integral part of these consolidated financial statements.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pure Biofuels Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Going-Concern

The Company has continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the three months ended September 30, 2010 and 2009, the Company incurred a net loss of $52,086,410 and $15,217,378, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred a net loss of $55,549,478 and $53,295,605, respectively, and has an accumulated deficit of $155,231,524 as of September 30, 2010. In addition, the Company is in technical non-compliance with certain covenants under the Interbank Loan Agreement which requires the $42,700,000 to be classified on the consolidated financial statements as a current liability.  The Company has also defaulted on payments related to certain short-term loans during current year.  Due to these current liabilities classification, the Company has a negative working capital balance of $45,811,874 at September 30, 2010.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company has begun generating revenues from the sale of biodiesel for the period after the Company ceased to be a development stage company.  During July 2009, the Company obtained the $43,000,000 from Interbank in additional financing which provided the Company with the available cash flow during the coming year.  With the financing from Interbank, the Company is able to partially fund working capital.  Revenues increased to $5,401,082 for the three months ended September 30, 2010 and the Company expects the sales to continue to increase over the next year.

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

Use Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor and a deposit in guarantee.  As of September 30, 2010 and December 31, 2009, total restricted cash related to the standby letter of credit amounted to $0 and $141,852, respectively. As of September 30, 2010 and December 31, 2009, total restricted cash related to restricted working capital amounted to $927,970 and $6,830,717, respectively. As of September 30, 2010 and December 31, 2009, total non-current restricted cash related to the deposit in guarantee under the Interbank Financing amounted to $15,000,000.  See Note 9 for details on deposit in guarantee and restricted working capital.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve. Accounts receivable will be considered delinquent if payment is not received before the due dates established in the sales agreement with customers. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. As of September 30, 2010 and December 31, 2009, the Company determined that no reserves for accounts receivable were necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of September 30, 2010 and December 31, 2009, the Company believes that no reserve was necessary.

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

Goodwill and Impairment

The Company applies Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of September 30, 2010 and December 31, 2009, there was no impairment of its goodwill.

Impairment or Disposal of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2010 and December 31, 2009, there was no impairment of its long-lived assets.

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

The Company’s warrant liability is carried at fair value totaling $53,643,163 and $11,169,503, as of September 30, 2010 and December 31, 2009, respectively.  The Company’s conversion option liability is carried at fair value totaling $2,879,174 and $10,386,797 as of September 30, 2010 and December 31, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	1.55 – 6.93	2.3-6.6
Risk-free interest rate	.42%-1.91%	1.14%-3.39%
Expected volatility	170%	140%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion options. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value As of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$53,643,163		$53,643,163
Conversion option liability	2,879,174		2,879,174
Total accrued derivative liabilities	$56,522,337		$56,522,337

The change in fair value of accrued derivative liabilities is charged as a gain or a loss on the consolidated statement of operations. The Company recognized a gain of $3,305,739 and $19,857,348 for the three and nine months ended September 30, 2010, respectively.  The Company recognized a gain of $7,755,285 and a loss of $13,319,981 for the three and nine months ended September 30, 2009, respectively.  The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally-insured limits of approximately $16,777,000 and $22,552,000, respectively. The Company has not experienced any losses in such accounts.

For the three months ended September 30, 2010, one supplier accounted for 99.9% of the Company’s purchases of inventory. For the nine months ended September 30, 2010, two suppliers accounted for 99.9% of the Company’s purchases of inventory, with each supplier individually accounting for 85.2% and 14.7%, respectively. As of September 30, 2010, the total accounts payable due to these suppliers amounted to $25.2 million, with each supplier individually accounting for 98% and 0% of the total accounts payable balance.

One major customer accounted for approximately 84% of the net revenue for the three months ended September 30, 2010 and 80% of the net revenue for the nine months ended September 30, 2010. Total receivable balance due from this customer was $0.6 million, representing 86% of total accounts receivable as of September 30, 2010.

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

Foreign Currency Translations and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the Peruvian New Sol (PEN) as their functional currencies for the nine months ended September 30, 2010 and the PEN and Argentinean Peso (ARS) as their functional currencies for the nine months ended September 30, 2009. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity (deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Asset and liability amounts at September 30, 2010 and December 31, 2009 were translated at 2.788 PEN to $1.00 USD and 2.890 PEN to $1.00 USD, respectively, for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2010 and 2009 were 2.831 PEN and 3.055 PEN to $1.00 USD, respectively; and for the nine months ended September 30, 2009 was 3.71 ARS to $1.00 USD.  Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants, options and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.  As of September 30, 2010 and 2009, the following potential dilutive shares were excluded from the diluted loss per share for all periods presented due to their anti-dilutive effect.

	September 30, 2010	September 30, 2009
Options	6,946,250	15,366,250
Warrants	1,862,954,350	135,980,665
Convertible notes	221,686,946	197,295,443
Total	2,091,587,546	348,642,358

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

On April 27, 2007, the Company’s board of directors amended and restated the Company’s stock option plan to increase the number of available options from a total of 18,000,000 to 21,000,000 options that enables it to grant options to employees, including its officers, directors, its subsidiaries and other persons who contribute efforts to the Company.  The board of directors administers the stock option plan. The stockholders approved the stock option plan on November 19, 2007.

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

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

Note 3 – Inventories

Inventories consist of the following:

	September 30,	December 31,
Description	2010	2009
Raw Material	$27,489,474	$147,635
Work-in-Process	5,036	97,272
Finished Goods	19,204	110,624
Inventories, net	$27,513,714	$355,531

During the second quarter, the Company entered into an agreement with LUKOIL Pan Americas, LLC (“LUKOIL”), whereby LUKOIL provided the Company raw materials in the amount of approximately $29 million.  The inventory is secured by a storage warrant issued by Alma Peru and endorsed to LUKOIL.  The product will be released by LUKOIL to the Company through the use of the storage warrant that will expire in March 2011 but the Company has the option to renew it on an annual basis.  The Company is charged a financing rate of 4% per annum calculated on the sum of daily inventory multiplied by the sales price.  As of September 30, 2010, raw materials purchased from LUKOIL remaining in the Company’s inventory amounted to approximately $25 million.

Note 4 – VAT Credits

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2010 and December 31, 2009, the Company has value added tax (“VAT”) credit of $2,618,527 and $1,051,185, respectively, in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company and the Company obtains VAT tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the VAT tax credits against its Peruvian VAT tax liability generated from sales or service revenue or to receive a cash refund from the Peruvian government after necessary approvals are obtained from the Peruvian government. No significant penalties or interest relating to VAT taxes have been incurred during the nine months ended September 30, 2010 and 2009.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009
Land	$3,628,882	$3,499,583
Plant under construction	156,496	4,873,475
Building improvements	801,145	858,397
Facilities and equipment	37,962,348	32,144,859
Computer equipment and licenses	277,240	261,618
Other fixed assets	207,126	97,969
	43,033,237	41,735,901
Accumulated depreciation	(3,382,361)	(1,556,615)
Property, Plant and Equipment, net	$39,650,876	$40,179,286

Plant under construction represents labor costs, material, capitalized interest incurred in connection with the construction of plant improvements at the Chorillo facilities.   The Company estimates plant improvements to be fully completed by the fourth quarter of 2010.  The Company is waiting for the proper certifications for completion of the project at which time the improvements under construction will be reclassified to facilities and equipment.

Depreciation expense amounted to $1,411,722 and $1,790,899, for the three and nine months ended September 30, 2010, respectively, and $89,227 and $484,511 for the three and nine months ended September 30, 2009, respectively.

Note 6 – Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired in accordance with ASC Topic 805, “Business Combination.” Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment on an annual basis or more frequently when impairment indicators arise.

The carrying value of goodwill is $8,002,075 and $7,716,956 at September 30, 2010 and December 31, 2009, respectively. No impairment was noted on the goodwill at September 30, 2010 and December 31, 2009.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Balance at		Balance at
	December 31,	Change in	September 30,
	2009	Value	2010
Interpacific Oil S.A.C	7,716,956	285,119	8,002,075

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

The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company amortized the $4,085,589 over one year.  The amortization expense for the three and nine months ended September 30, 2010 was $0 and $962,632, respectively, and $1,029,793 and $2,093,165 for the three and nine months ended September 30, 2009, respectively. These amounts are included in “interest and financing costs” in the accompanying consolidated statements of operations.  As of March 31, 2010, the performance bond was fully amortized.

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

On July 16, 2009, the Company and Plainfield entered into a fifth amendment to the securities and purchase agreement.  Pursuant to the agreement, the Company issued a warrant to Plainfield to purchase up to 22,500,000 shares of the Company’s common stock on July 16, 2010 because the Company had not repaid in full the convertible notes by July 16, 2010.  The warrant can be exercise through July 16, 2017 with exercise price at the date of issuance of $0.20 per share of common stock.

The Company recorded the warrant’s fair value of $787,884 as a ‘Interest and financing costs” on the accompanying consolidated statements of operations.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 7 years
•	Volatility of 140%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.37%

In September 2010, the Company converted accrued interest from PIK Notes from March 15, 2010 through September 15, 2010 in the amount of $3,764,495 into PIK convertible notes with an exercise price of $0.30 per share.

The Company determined that the convertible notes contained an embedded conversion feature as of the date of issuance.  The Company recorded the fair value of $95,666 as a debt discount to be amortized over the life of the notes and as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 1.99 years
•	Volatility of 170%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.50%

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the convertible notes:

Balance, December 31, 2009	$48,795,662
Conversion of interest to principal	7,315,906
Discount related to additional principal	(684,112)
Amortization of note discount	3,007,939
Balance, September 30, 2010 (unaudited)	$58,435,395

The $58,435,395 is net of debt discounts of $8,069,144.  The total principal amount of $66,504,539 is due on September 12, 2012, has an interest rate of 10% if paid in cash and 12% if paid in stock, and is convertible into shares of common stock at $0.30 per share.

Total interest related to the convertible notes amounted to $1,902,371 and $5,579,172 for the three and nine months ended September 30, 2010, respectively and $1,479,206 and $2,847,177 for the three and nine months ended September 30, 2009, respectively.

For the three and nine months ended September 30, 2010 , the Company amortized debt discounts in the amount $1,031,061 and $3,007,939, respectively, and $959,446 and $2,933,820, respectively for the three and nine months ended September 30, 2009, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at September 30, 2010 and December 31, 2009 amounted to $847,750 and $2,091,332, respectively, which is recorded in accrued expenses on the accompanying consolidated balance sheets.

As of September 30, 2010, the Company was in default of the Interbank Peru Financing agreement and certain short-term loans which then triggered an event of default under the terms of the Plainfield convertible note agreements.  The Company has since received a waiver from Plainfield that waived any potential default events that triggered the certain events of default under the terms of the agreements as of September 30, 2010.

Note 9 – Interbank Peru Financing

On July 16, 2009, the Company entered into a sale/leaseback transaction with Interbank Peru (the “Financing”). Under the Financing, Interbank Peru acquired all the assets that comprise the Company’s Supply Plant, and in turn leased the Supply Plant back to the Company.  However, the assets remain on the Company’s books as still owned by the Company in accordance with accounting standard ASC 840-40. Further, the Financing agreement allows a Purchase Option, as defined, by the Company at the end of the six-year term of the agreement.  In addition, the Company pledged its land, with a carrying value of $3,628,882, as collateral pursuant to the Interbank Peru Financing agreement.

Also, a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution (U.S. $15 million), (iv) a deposit in guarantees (U.S. $15 million), and (v) the cash flows that the Company credited in a reserve account. The Company recorded the capital contribution as “restricted cash” and the deposit in guarantees as “deposit guarantee.” Restricted cash is released from restriction only to pay working capital costs. The deposit guarantee will always hold 35% of the principal outstanding and will be released on an annual basis as the principal gets amortized over the term of the agreement. As of September 30, 2010 and December 31, 2009 the balance in restricted cash related to the capital contribution amounted to $927,970 and $6,830,717.  As of September 30, 2010 and December 31, 2009 the deposit guarantee amounted to $15,000,000.

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

Pursuant to the Interbank Peru Financing agreement, the Company is required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of September 30, 2010, the Company was not in compliance with certain financial covenants which could trigger an event of default under the terms of the agreement.  Due to the non compliance, Interbank, at its option, has the right to assess a 2% penalty of the unpaid principal balance of the loan for the time period that the bank deems the Company to be in default until the waiver is granted.  The Company has not received a waiver or forbearance at the time these consolidated financial statements were issued, so the Company recorded the $42,700,000 payable as a current liability.

The Company recorded interest expense of $1,060,562 and $3,081,042 for the three and nine months ended September 30, 2010, respectively and $906,350 for the three and nine months ended September 30, 2009 related to the Interbank Peru Financing.  The following table shows the principal payments for the note payable per the contractual agreement:

Principal
Fiscal Year	Amount
2010	$450,000
2011	4,150,000
2012	8,000,000
2013	10,900,000
2014	12,800,000
Thereafter	6,400,000
$42,700,000

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

On September 4, 2010, the Company did not pay the principal amount of $1,100,000 as required per the loan agreement.  Due to the default, the Company was required to issue 289,473,684 seven year warrants with an exercise price of $0.076.

In accordance with ASC 815, the Company determined that the additional warrants should be classified as a liability at fair value on the date the warrants were to be issued.  The Company determined the fair value of the warrants at September 4, 2010 to be $8,379,133 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 170%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.14%

The fair value of $8,379,133 was recorded as “accrued derivative liabilities” and “interest and financing costs” in the consolidated balance sheets and statements of operations, respectively.

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

On September 4, 2010, the Company did not pay the principal amount of $4,400,000 as required per the loan agreement.  Due to the default, the Company was required to issue 1,157,894,737 seven year warrants with an exercise price of $0.076.

In accordance with ASC 815, the Company determined that the additional warrants should be classified as a liability at fair value on the date the warrants were to be issued.  The Company determined the fair value of the warrants at September 4, 2010 to be $33,496,086 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 170%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.14%

The fair value of $33,496,086 was recorded as “accrued derivative liabilities” and “interest and financing costs” in the consolidated balance sheets and statements of operations, respectively.

For the three and nine months ended September 30, 2010, the Company recorded interest expense of $206,250 and $268,125, respectively, for the FDS and Plainfield Loans.

For the three and nine months ended September 30, 2010, the Company amortized $3,945,652 and $5,500,000, respectively, of the debt discount related to the FDS and Plainfield Loans.

Trimarine Short-Term Loan

During the nine months ended September 30, 2010, Trimarine advanced $1,636,015 to the Company.  On June 30, 2010, the Company and Trimarine entered into an unsecured loan agreement whereby Trimarine agreed to lend the Company up to $2,000,000.  The funds are due August 4, 2010 and accrue interest at 6% beginning on June 30, 2010.  The Company did not make the required payment for the Trimarine loan on August 4, 2010. The Company is currently negotiating an extended due date.  The balance at September 30, 2010 was $1,636,015.  The Company accrued interest expense of $52,088 for the nine months ended September 30, 2010.

The following are the short-term loans at September 30, 2010:

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	September 30,		Interest
	2010	Due Date	Rate
FDS	$1,100,000	September 4, 2010	15%
Plainfield	4,400,000	September 4, 2010	15%
Trimarine	1,636,015	August 4, 2010	6%
	$7,136,015

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

Stock Options

The following is a summary of the option activity:

			Weighted
	Number of	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
		Exercise	Contractual	Value
		Price	Life (in years)
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	250,000	0.60
Exercised	-	-
Forfeited	(175,000)	0.60
Outstanding, December 31, 2009	15,261,250	$0.60
Granted	-
Exercised	-
Forfeited	(8,315,000)
Outstanding, September 30, 2010 (unaudited)	6,946,250	$0.60	6.85	-
Exercisable, September 30, 2010 (unaudited)	6,946,250	$0.60	6.85	-

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Warrants

The following summarizes the stock purchase warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	124,174,999	0.26
Exercised	-
Forfeited	-
Outstanding, December 31, 2009	135,980,665	$0.27
Granted	1,726,973,685	0.076
Exercised	-
Forfeited	-
Outstanding, September 30, 2010 (unaudited)	1,862,954,350	$0.08	6.78
Exercisable, September 30, 2010 (unaudited)	1,862,954,350	$0.08	6.78

Note 12 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 1, 2009, the Company entered into a service agreement with Challenge Capital Corporation, (“Challenge Capital”), a company controlled by certain officers of the Company, to provide services related to the handling of biofuels to the Company until August 1, 2010.  This agreement provides a monthly fee of $25,699.  On June 1, 2010, the Company amended the Challenge Capital agreement to a monthly fee of $13,000. The Company expensed $39,000 and $180,495 for the three and nine months ended September 30, 2010 and there was no outstanding balance at September 30, 2010.

b)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in Note 8 and Note 10.

c)	As of September 30, 2010 and December 31 2009, the Company has loans due to shareholders in the amount of $208,638.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 13 – Commitments and Contingencies

Under the Purchase Agreement entered into in July 2009, the Company has the right to order and subsequently purchase, and Trimarine is offering to supply and sell certain products to be used in the manufacturing process of biodiesel fuel.  The Purchase Agreement states that the maximum unpaid purchase price cannot exceed $40,000,000.  The Company and Trimarine agreed that the consideration for the supply of the product would be the greater of (i) 15.0% per annum or 1.250% per month of the total financial value of the product or (ii) 4.0% per annum, or 0.333% per month of the total facility amount payable on a monthly basis which is equivalent to $133,333 per month.  Pursuant to the Purchase Agreement, the Company made a cash deposit to Trimarine of 10% of the $40,000,000.  The deposit of $4,000,000 is recorded as “other assets” in the accompanying consolidated balance sheet as of September 30, 2010.

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

On July 16, 2010, the Company issued 40,000,000 seven year warrants with an exercise price of $0.20 as required per the Purchase Agreement.

In accordance with ASC 815, the Company determined that the additional warrants should be classified as a liability at fair value on the date the warrants were to be issued.  The Company determined the fair value of the warrants at July 16, 2010 to be $1,400,518 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years
•	Volatility of 140%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.37%

The fair value of $1,400,518 was recorded as “accrued derivative liabilities” and “interest and financing costs” in the consolidated balance sheets and statements of operations, respectively.

For the three and nine months ended September 30, 2010, the Company incurred fees related to this facility with Trimarine amounting to $422,499 and $971,167, respectively. For the three and nine months ended September 30, 2009, the Company incurred fees related to this facility with Trimarine amounting to $333,333. As of September 30, 2010 and December 31, 2009, the Company had an outstanding payable owed to Trimarine in the amounts of $2,037,499 and $818,000, respectively.

Note 14 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,145,743	$1,106,513
Income taxes paid	$-	$-

Pure Biofuels Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING
Issuance of common stock for financing costs	$-	$10,242,111
Issuance of convertible promissory note for interest payable	$7,315,906	$5,168,423
Issuance of warrants as part of financing agreement	$54,139,273	$4,398,938
Beneficial conversion feature on issuance of convertible debt	$-	$3,606,986
Exchange line of credit debt for convertible notes	$-	$34,312,220
Debt discounts from issuance of convertible debt	$684,112	$2,554,129

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Overview

We were a development stage company through July 31, 2009.  During the period that we were considered a development stage company, we incurred accumulated losses of approximately $105,000,000, of which, approximately $75,000,000 were non-cash expenses associated with debt and equity financings and stock compensation expense for options issued to employees.  In order to operate profitably, we need significant working capital.  We are actively seeking sufficient working capital which will permit us to operate on a commercially viable level and to comply with our financial commitments.

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

To date, we have not generated significant revenues from the operations at the Callao Port Facility.  Our principal delays have been due to the uncertainty of the approval of Peruvian law which dictates that all diesel fuel commercialized in Lima, Peru will carry a mandatory biodiesel portion of 2% and also be Ultra Low Sulfur diesel.  Consequently, our biodiesel production and our planned diesel imports were halted until the mandate was approved.  The Peruvian law was finally approved on December 31, 2009, making Peru a significant importer of Diesel fuel since current local refineries lack the capacity to produce Ultra Low Sulfur diesel.  In addition, our Company engaged Oil Tanking Andina S.A.C (“Oil Tanking”) to provide services as terminal operators.  As a result, Oil Tanking had to perform an exhaustive Due Diligence to verify and certify that our storage terminal facility complies with the highest international standards of safety and quality.  The result of this due diligence was the facility was approved by Oiltanking to operate at the international standards generally acceptable in our industry.  In addition, we possess the international certification issued by the Peruvian authorities required to undertake our terminal activity.  Thereafter, on February 12, 2010, our Company signed the service agreement with Oil Tanking and began generating revenues during the second quarter of 2010 and has continued to generate revenues since then.

As of September 30, 2010, our Interpacific Facility, which we purchased in 2007, reached full technical capacity of 30,000 gallons per day.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, seven days a week.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Facility will be supplied with raw materials from the Callao Port Facility. As of September 30, 2010, the Interpacific Facility has not be in production mode, and the Company does not expect it be producing until market conditions change.

In addition, we seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us.

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009

Revenues:  Revenues were $5,401,082 for the three months ended September 30, 2010 compared to $140,752 for the three months ended September 30, 2009.  The 2009 revenues were associated with our liquidating inventory because of our cash shortage.  With the financing that we received from Interbank in July 2009, we are in a better cash position and have been purchasing inventory.  We have begun making sales during April 2010.  During the second quarter of 2010, we entered into an agreement with LUKOIL for the purchase of approximately $29 million of inventory.  The agreement provides us with the inventory we need for the anticipated increase in customers, and allows us to defer payment until we use the inventory.  We anticipate adding additional customers during the fourth quarter of 2010.  However, there is no assurance that we will obtain any new contracts, agreements, or commitments with customers, which if fully performed have the potential of generating revenues sufficient to dispose of the $25 million of inventory.

Cost of Revenues:  Costs of revenues were $5,219,881 for the three months ended September 30, 2010 compared to $237,013 for the three months ended September 30, 2009.  Cost of revenue increased due to our increase in revenues during the period. When we went from a development stage company to a fully operating company, we incurred certain costs in addition to raw material costs that are being charged through cost of revenues which causes the costs of revenue as a percentage of revenue to be higher than we would anticipate once these costs have been expensed.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consisted of the following for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Difference	% Change
Consulting fees	$43,411	$29,822	$13,589	45.6
General and administrative	1,484,048	694,934	789,114	113.6
Professional fees	652,384	590,411	61,973	10.5
Wages	727,570	1,053,258	(325,688)	-30.9
	$2,907,413	$2,368,425	$538,988	22.8

Consulting Fees:  The change in consulting fees is not significant.

General and Administrative: General and administrative expenses increased $789,114 or 113.6% primarily due to the recording of approximately $260,712 for board of director fees and $437,500 for compensation incentives and bonuses for management.  During April 2010, the Board of Directors approved $60,000 annual fees per independent board member retroactive to each member’s respective start date.  Also, the Board of Directors approved a $250,000 bonus for management for past services and established a $250,000 bonus pool for 2010.  We expensed $187,500 related to the 2010 bonus pool.  These amounts have been accrued in the consolidated financial statements.

Professional Fees:  Professional fees increased by $61,973 or 10.5% primarily due to the increase in professional engineering fees paid to Oil Tanking for operation and maintenance of the Callao Port.

Wages:  Wages decreased $325,688 or 30.9% during the three months ended September 30, 2010 compared to 2009.  The decrease is primarily due to the layoff of temporary and contract employees.

Interest and Financing Costs:  Interest and financing costs consisted of the following for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase
	2010	2009	(Decrease)	% Change
Interest expense	$3,146,740	$3,207,918	$(61,178)	-1.9%
Financing costs	45,091,063	392,929	44,698,134	11375.6%
Amortization of debt discount
and debt issuance costs	5,234,482	1,584,031	3,650,451	230.5%
	$53,472,285	$5,184,878	$48,287,407	931.3%

Interest Expense:  The decrease of $61,178 or 1.9% in interest expense is not material.

Financing Costs:  The financing costs increased $44,698,134 or 11,375.6% from 2009 to 2010.  During the three months ended September 30, 2010, we issued additional warrants to Plainfield and FDS because we had defaulted on their short-term notes.  The fair value of the warrants was $41,875,219.  We issued Plainfield additional warrants as we had not repaid the convertible loans by July 16, 2010 as specified in the fifth amendment to the purchase agreement.  The fair value of the warrants was $787,884.  In addition, we issued to Trimarine 40,000,000 warrants as the Company was not able to replace the $40,000,000 feedstock facility.  These warrants were valued at $1,400,518.

Amortization of Debt Discounts and Debt Issuance Costs:  The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after September 30, 2009.

Accrued Derivative Liability:  The change in fair value of accrued derivative liability for the three months ended September 30, 2010 was a gain of $3,305,739 compared to a gain of $7,755,285 for the three months ended September 30, 2009.  The gain of $3,305,739 for the three months ended September 30, 2010 was due to the decrease in our share price from $0.04 at June 30, 2010 to $0.03 at September 30, 2010.  The gain of $7,755,285 for the three months ended September 30, 2009 was due to the decrease in our stock price from $0.16 at June 30, 2009 to $0.13 at September 30, 2009.

Foreign Currency Transaction Gain:  Foreign currency transaction gain was $760,987 for the three months ended September 30, 2010 compared to a $333,646 for the three months ended September 30, 2009.  During the three months ended September 30, 2010, the dollar decreased in value by 1.4% versus 4.2% for the three months ended September 30, 2009.  At September 30, 2010, we had approximately $27 million of net liabilities due in USD compared to approximately $20 million in net liabilities at September 30, 2009.

Comparison of the nine months ended September 30, 2010 and 2009

Revenues:  Revenues were $7,082,194 for the nine months ended September 30, 2010 compared to $1,098,485 for the nine months ended September 30, 2009.  The 2009 revenues were associated with our liquidating inventory because of our cash shortage.  With the financing that we received from Interbank in July 2009, we are in a better cash position and have been purchasing inventory.  We have begun making sales during April 2010. During the second quarter of 2010, we entered into an agreement with LUKOIL for the purchase of approximately $29 million of inventory.  The agreement provides us with the inventory we need for the anticipated increase in customers, and allows us to defer payment until we use the inventory.  We anticipate adding additional customers during the fourth quarter of 2010.  However, there is no assurance that we will obtain any new contracts, agreements, or commitments with customers, which if fully performed have the potential of generating revenues sufficient to dispose of the $25 million of inventory.

Cost of Revenues:  Costs of revenues were $6,946,757 for the nine months ended September 30, 2010 compared to $1,127,535 for the nine months ended September 30, 2009.  Cost of revenue increased due to our increase in revenues during the period.  When we went from a development stage company to a fully operating company, we incurred certain costs in addition to raw material costs that are being charged through cost of revenue which causes the costs of revenue as a percentage of revenue to be higher than we would anticipate once these costs have been expensed.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consisted of the following for the periods indicated:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Difference	% Change
Consulting fees	$121,510	$57,109	$64,401	112.8%
General and administrative	3,339,306	2,247,555	1,091,751	48.6%
Professional fees	1,506,207	1,130,096	376,111	33.3%
Wages	2,734,018	3,016,799	(282,781)	-9.4%
	$7,701,041	$6,451,559	$1,249,482	19.4%

Consulting Fees: The change in consulting fees is comparable with prior year.

General and Administrative: The change in general and administrative expenses increased $1,091,751 or 48.6% due to our recording of approximately $260,712 for board of director fees and $437,500 for compensation incentives and bonuses for management.  During April 2010, the Board of Directors approved $60,000 annual fees per independent board member retroactive to each member’s respective start date.  Also, the Board of Directors approved a $250,000 bonus for management for past services and established a $250,000 bonus pool for 2010.  We expensed $187,500 related to the 2010 bonus pool.  These increases in general and administrative expenses were offset by an overall decrease in administrative expenses reflecting the management’s attempt in streamlining internal  administrative layers and reduce its administrative costs.

Professional Fees:  Professional fees increased $376,111 or 33.3% primarily due to a decrease in legal fees of approximately $140,000 offset by an increase in professional engineering fees of approximately $440,000 paid to Oil Tanking for operation and maintenance of the Callao Port.

Wages:  The decrease in wages is primarily due to the layoff of temporary and contract employees .

Interest and Financing Costs: Interest and financing costs consisted of the following for the periods indicated:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase
	2010	2009	(Decrease)	% Change
Interest expense	$9,110,600	$6,839,918	$2,270,682	33.2%
Financing costs	50,348,382	7,125,544	43,222,838	606.6%
Amortization of debt discount
and debt issuance costs	10,209,519	5,368,219	4,841,300	90.2%
	$69,668,501	$19,333,681	$50,334,820	260.3%

Interest Expense:  The increase of $2,270,682 or 33.2% in interest expense is due to the increase in our our notes payable from Interbank in July 2009 which existed for two months for the nine months ended September 30,2009.  Our average debt was approximately $111 million for the nine months ended September 30, 2010 compared to approximately $72 million for the nine months ended September 30, 2009.

Financing Costs: The financing costs increased $43,222,838 or 606.6% from 2009 to 2010.  During the nine months ended September 30, 2009, we issued additional convertible notes and warrants to Plainfield and FDS because we had defaulted on their convertible notes.  The fair value of the warrants and conversion features was $6,732,615.  During the nine months ended September 30, 2010, we issued two short-term loans to Plainfield and FDS for an aggregate principal of $5,500,000, and in connection with the short-term loans, we issued a combined total of 217,105,264 seven year warrants with an exercise price of $0.076.  The fair value for the warrants was $10,075,652.  We recorded a debt discount of $5,500,000 and financing costs of $4,575,652. We issued Plainfield additional warrants as we had not repaid the convertible loans by July 16, 2010 as specified in the fifth amendment to the purchase agreement.  The fair value of the warrants was $787,884.  On September 4, 2010, we issued additional warrants to Plainfield and FDS because we had defaulted on their short-term notes.  The fair value of the warrants was $41,875,219.  In addition, we issued to Trimarine 40,000,000 warrants as the Company was not able to replace the $40,000,000 feedstock facility.  These warrants were valued at $787,884.

Amortization of Debt Discounts and Debt Issuance Costs:  The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after September 30, 2009.

Accrued Derivative Liability:  The change in fair value of accrued derivative liability for the nine months ended September 30, 2010 was a gain of $19,857,348 compared to a loss of $13,319,981 for the nine months ended September 30, 2009.  The gain of $19,857,348 for the nine months ended September 30, 2010 was due to the decrease in our stock price from $0.09 at December 31, 2009 to $0.03 at September 30, 2010.  The loss of $13,319,981 for the nine months ended September 30, 2009 was due to the increase in our share price from $0.07 at December 31, 2008 to $0.13 at September 30, 2009.

Foreign Currency Transaction Gain:  Foreign currency transaction gain was $1,561,448 for the nine months ended September 30, 2010 compared to a $1,879,279 for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, the dollar decreased in value by 3.6% versus 8.2% for the nine months ended September 30, 2009.  At September 30, 2010, we had approximately $27 million of net liabilities due in USD compared to approximately $20 million in net liabilities at September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,788,720 in cash and cash equivalents compared to $735,352 at December 31, 2009.   Our principal demands for liquidity are purchasing raw materials and paying the day to day operations.  We have the following debt as of September 30, 2010:

•	Convertible debts outstanding of $66,504,539 bearing interest at 10%/12% for interest paid in cash/stock with a due date of September 12, 2012.
•	Notes payable to Interbank $42,700,000 bearing an effective interest rate of 10.6%. The Company is required to make monthly payments until all principal and interest is fully paid on June 16, 2015.
•	Short-term loans for an aggregate principal amount of $5,500,000 due September 4, 2010 with an annual interest rate of 15%.
•
Short-term loans of $1,636,015 from Trimarine which were due on August 4, 2010 and accrue interest at 6.0%.  The Company has not made the required payments, but we are negotiating with Trimarine to extend the due date.

As of September 30, 2010, we had a negative working capital of $45,811,874 compared to a negative working capital of $37,994,483 as of December 31, 2009.  However, as we are not in compliance with our debt covenants with the note payable, the entire principal amount of $42,700,000 is classified as a current liability.  With the $42,700,000 removed from current liabilities, our working capital for September 30, 2010 and December 31, 2009 is $(3,111,874) and $5,005,517, respectively.

Net cash flows used in operating activities was $12,115,578 for the nine months ended September30, 2010 which was comprised primarily of our net loss of $55,549,478, non cash gains of $40,837,941, and increases in inventories of $26,732,590, offset primarily by an increase in accounts payable and accrued expenses of $24,277,991 and $7,764,799, respectively.  In April, 2010, we purchased approximately $29 million of inventory on credit from LUKOIL.

During the nine months ended September 30, 2010, cash provided by financing activities was $12,803,758 which was comprised of the following:

•	Short-term loan from FDS of $1,100,000 due September 4, 2010.
•	Short-term loan from Plainfield of $4,400,000 due September 4, 2010.
•	Short-term loan from Trimarine of $1,636,015, due August 4, 2010
•	Draw down on our “Use restricted cash” of $5,967,743
•	Principal payment on note payable (Interbank Peru Financing) of $300,000

We do not anticipate significant capital expenditure in the foreseeable future.

Uncertainties and Going-Concern

We have continued to incur losses since exiting from the development stage and have only recently begun principal operations. For the nine months ended September 30, 2010, we incurred a net loss of $55,549,478 and have an accumulated deficit of $155,231,524. In addition, we are in technical non-compliance with certain of our covenants under the Interbank Loan Agreement which requires the $43,000,000 to be classified on the consolidated financial statements as a current liability. The Company has also defaulted on payments related to certain short-term loans during current year.  Due to these current liabilities classification, we have a negative working capital balance of $45,811,874 at September 30, 2010.

We have begun generating revenues from the sale of biodiesel as well as by-products of products for the period after we ceased to be a development stage company.  During July 2009, we obtained $43,000,000 in additional financing provided us with the available cash flow during the coming year.  With the additional financing from Interbank, we are able to fund working capital and we began generating revenues during the second quarter of 2010.   The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

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

Off-Balance Sheet Arrangements

Performance Bond

On March 27, 2009, we entered into a performance bond agreement (the “Bond Agreement”), with FDS. Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to automatic extension for up to two additional twelve month periods.  The Company paid a fee of $30,000 to extend the agreement to January 31, 2011. The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, we issued to FDS seven year cashless warrants (the “FDS Bond Warrants”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  The fair value of the warrants on the date of grant was $4,085,589 which is being amortized over one year.  For the nine months ended September 30, 2010, we amortized the remaining $962,632 as interest and financing costs.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

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

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held us. ASC Topic 825, “Financial Instruments” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. . In addition, the Company has long-term debt with financial institutions. The carrying amounts of the long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics. The three levels of valuation hierarchy are defined as follows:

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were  not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: November 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carlos Alberto Pinto	Chief Executive Officer and Director	November 12, 2010
Carlos Alberto Pinto	(Principal Executive Officer)

/s/ Juan Santoyo	Chief Financial Officer	November 12 2010
Juan Santoyo	(Principal Financial Officer and
Principal Accounting Officer)