Form 10-K
period 2010-12-31
PURE BIOFUELS CORP
filed 2011-04-18
CIK 1283193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2010) was approximately $2,592,396 million (based on 2,592,396 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.01 par value, was 236,387,893 shares as of April 8, 2011.

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

PURE BIOFUELS CORP.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘&# 8216;plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under ‘‘Risk Factors.’’

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

To date, we have not generated significant revenues from the operations at the Callao Port Facility.  Our principal delay is due to lack of working capital.  We are currently in negotiations with their principal stakeholders in order to get additional working capital that will allow us to meet our goals.  Additionally, we are currently negotiating local and international finance entities to obtain an import financing credit line of up to $9,500,000 that is in process of being formalized. These agreements will allow us to have the required working capital to attend to the unsatisfied demand from its customers and to obtain and to reach a sales volume above the break-even point that will guarantee payment of c urrent obligations and medium-term profitability.

On June 2010, we started to commercialize Diesel B2 S-50, and as of December 2010, we had sold 7,109,280 gallons of product. We continue to negotiate improved terms with its principal stakeholders and to seek new financing including additional working capital which will allow it to maximize commercial viability; with sufficient additional working capital the Company expects to reach break-even in 2011.

Our business strategy is to generate revenues through the production and sale of biodiesel. At this point, the Company is generating additional revenue by importing and blending diesel fuel with biodiesel for both the international and local markets and offering storage services.   Finally, we will seek to generate additional revenue by leasing to third parties the use of our storage tanks. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us or at all.

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

Production Phase

We intend to ramp up the Callao Port Facility to full production over the next 4 months; this is dependent on us obtaining sufficient working capital.

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

Production Phase

We have no assurance as to when  the Interpacific Facility will reach full production.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, every day.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Facility will be supplied with raw materials from the Callao Port Facility.

Management began negotiations for more working capital and flexibility in administering the working capital facility.  In February 2011, we reached an agreement with Interbank to change the conditions of operation of the Trust Administration related to the lease-back operation held with Interbank.  This agreement will enable the Company to have the working capital needed to meet the unmet demand of its customers and the potential to obtain revenues that exceed break even, which if happens will assure the payment of current obligations and profitability in the short term.

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

Glycerin

Glycerin is a byproduct of producing soaps, fatty acids, and fatty esters from the triglycerides in vegetable oils and animal fats. Approximately 0.7 pounds of crude glycerin are produced for every gallon of biodiesel. The glycerin produced by transesterification is only about 50% pure. It contains a significant amount of contaminants including methanol, soap and catalyst. It is relatively easy to raise the purity level of the crude glycerol to 80% - 90%, but more difficult and expensive to raise the purity level above 90%. The market price for crude glycerin is approximately $0.50 per gallon.

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

Diesel

The Company’s main production/business is related to blending of diesel.  The Company has purchase agreements with LukOil for purchase of low sulfur diesel.

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

Diesel

             Our main production/business is related to blending of diesel.  During the second quarter of 2010, we entered into an agreement with LUKOIL Pan Americas, LLC (“LUKOIL”), whereby LUKOIL provided raw materials (DIESEL) in the amount of approximately $29 million.  The inventory is secured by a storage warrant issued by Alma Peru and endorsed to LUKOIL.  The product will be released by LUKOIL through the use of the storage warrant that will expire in March 2011, but we have the option to renew it on an annual basis.  On March 31, 2011, the storage warrant with Alma Peru expired, and we signed a storage warrant with Depositos S.A. (DEPSA).  The new storage warrant will expire on October 15, 2011 with an option to renew.  We are charged a financing rate of 4% that increased to 6% per annum during the year calculated on the sum of daily inventory multiplied by the sales price.  During the year ended December 31, 2010, we incurred interest expense of $769,427.  As of December 31, 2010, raw materials purchased from LUKOIL remaining in the our inventory amounted to approximately $15 million.

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

Using distributors rather than direct sales and delivery to fleet customers will reduce the gross profit margin available to our company; however, there are contributions and services that quality distributor partners can provide, including:

●	Ownership and operation of strategically located fuel storage and refueling infrastructure including both retail and card lock stations;

●	The ability to add blending infrastructure with relatively low cost and complexity;

●	Possession of existing permits, zoning approvals and licenses to store and dispense petroleum based fuels and fuel blends;

●	Relationships with significant fuel users and an understanding of how to prioritize and market to high priority fleet targets;

●	Understanding the local competitive environment and development of competitive strategies; and

●	Extending trade credit to fuel users and bearing of the related credit risk.

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

Our company currently engages in the production and sale of biodiesel as well as the commercialization of blended diesel fuel. We have completed the construction and testing of our proposed Callao Port Facility and have completed and tested the expansion of our Interpacific Facility.   Pure Biofuels del Peru S.A.C., engaged Oil Tanking Andina S.A.C. as our terminal operator who in turn had to perform an exhaustive due diligence in order to verify and certify that our storage terminal facility fully complies with the highest international standards of safety and quality.  In June 2010, we started to commercialize Diesel B2 S-50, and as a December 2010, we had sold 7,109,280 gallons. Our Company continues to negotiate improved terms with its principal stake holders and to seek new financing including additi onal working capital which will allow it to maximize commercial viability; this additional working capital will allow us to increase our sales and to reach break-even during 2011 pending sufficient working capital.

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

Employees

As of December 31, 2010, we had 28 full time employees in comparison of 40 during 2009

We expect to have approximately 25 full time employees by the end of 2011, since a significant portion of our existing plant personnel are now working for our storage terminal operators, Oil Tanking Andina S.A.C.

Corporate Information

We were incorporated pursuant to the laws of the State of Nevada on October 2, 2003, and commenced operations commensurate with the acquisition of Metasun Software Corp. on November 30, 2003. We acquired Metasun Software Corp. from Chad DeGroot, our former president, by issuing a $10,000 promissory note, at the rate of prime plus 2% and due on demand. The acquisition was accounted for as a reverse takeover. Effective January 12, 2005, our issued and outstanding common shares were split on a 5.332687957 for one (1) basis. Effective August 7, 2006, we effected a one and one-quarter (1.25) for one (1) forward stock split of our authorized, issued and outstanding common stock. In addition, effective August 7, 2006, we completed a merger with our subsidiary, Pure Biofuels Corp., which we incorporated solely to effect a change of name from “Metasun Enterprises, Inc.” to “Pure Biofuels Corp.” We changed our name in connection with a share exchange agreement dated July 26, 2006, as amended August 31, 2006, among our company, Pure Biofuels del Peru SAC (“Pure Biofuels Peru”), the shareholders of Pure Biofuels Peru, and Carlos Alberto Pinto, President of Pure Biofuels Peru. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Pure Biofuels Peru in exchange for the issuance by our company of approximately 30,000,000 common shares. The closing of the transactions contemplated by the share exchange agreement and the acquisition of all of the issued and outstanding shares of Pure Biofuels Peru occurred on September 15, 2006. At the closing date, the former shareholders of Pure Biofuels Peru held approximately 54.5% of the issued and outstanding common shares of our company. The acquisition of Pure Biofuels Peru is deemed to be a reverse acquisition for ac counting purposes. Pure Biofuels Peru, the acquired entity, is regarded as the predecessor entity as of September 15, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company began filing annual and quarterly reports based on the December 31 year end of Pure Biofuels Peru. Such financial statements depict the operating results of Pure Biofuels Peru, including the acquisition of our company, from September 15, 2006. Our principal office is located at 3811 Shadow Trace Circle, Houston, TX 77082-5637. Our telephone number is (281) 540-9317. The operations office for our Peruvian subsidiary is located at Av. Canaval y Moreyra 380, Of 402, San Isidro, Lima, Peru.

Web site Posting of SEC Filings

We will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports after our filing of this Form 10-K as we gave notice of termination of our reporting obligation on Form 15-12G filed on January 3, 2011.
This Report and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our web site and can be accessed by clicking on the “Investor Relations/ Financial Information” tab. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding this filing and our filings prior to this filing at www.sec.gov.

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

On December 4, 2007, we completed the acquisition of the Interpacific Facility, which opened in 2001 and was the first biodiesel production facility ever constructed in Peru. We have expanded the Interpacific Facility from 7.2 MMgy to 10 MMgy.  We currently lease the land which will expire in November 30, 2011.

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

Item 4. (Removed and Reserved)

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were quoted for trading on the OTCBB on November 12, 2004 under the symbol “MESU.OB.” Our common shares did not trade between November 12, 2004 and August 9, 2006. On August 7, 2006, our symbol changed to “PBOF.OB” in connection with our name change. On January 3, 2011, our symbol changed to “PBOF.PK” in connection with our filing Edgar Form 15-12G, “Certification and Notice of Termination of Registration.”

The high and low bid prices of our common stock for the periods indicated below, as reported on Yahoo! Finance, are as follows:

National Association of Securities Dealers OTC
Bulletin Board(1)

Quarter Ended	High	Low
December 31, 2010	$0.03	$0.01
September 30, 2010	$0.11	$0.01
June 30, 2010	$0.10	$0.04
March 31, 2010	$0.14	$0.07
December 31, 2009	$0.21	$0.09
September 30, 2009	$0.21	$0.10
June 30, 2009	$0.22	$0.04
March 31, 2009	$0.07	$0.04

 1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 4045 S. Spencer St., Ste 403, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On April 08, 2011, the shareholders’ list of our common shares showed 117 shareholders of record and 236,387,893 shares outstanding.

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2010, which were not previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

At December 31, 2010, we have one compensation plan in place, entitled 2006 Stock Option and Award Plan. This plan was approved by our security holders on November 19, 2006.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
4,540,000	$0.60	16,530,000

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

To date, we have not generated significant revenues from the operations at the Callao Port Facility. Our principal delay is due to lack of working capital.  We are currently in negotiations with our principal stakeholders in order to get additional working capital that will allow us to meet our goals.  Additionally, we are currently negotating with local and international finance entities to obtain an import financing credit line of up to $9,500,000 that is in process of being formalized. These agreements will allow us to have the required working capital to attend to the unsatisfied demand from our customers and to obtain and to reach a sales volume above the break-even point that will guarantee payment of current obligat ions and medium-term profitability. We engaged Oil Tanking Andina S.A.C (“Oil Tanking”) to provide services as terminal operators.  As a result, Oil Tanking had to perform an exhaustive Due Diligence to verify and certify that our storage terminal facility complies with the highest international standards of safety and quality.  The result of this due diligence was the facility was approved by Oiltanking to operate at the international standards generally acceptable in our industry.  In addition, we possess the international certification issued by the Peruvian authorities required to undertake our terminal activity.  Thereafter, on February 12, 2010, we signed the service agreement with Oil Tanking and began generating revenues during the fourth quarter of 2010 and have continued to generate revenues since then.

As of December 31, 2010, our Interpacific Facility, which we purchased in 2007, reached full technical capacity of 30,000 gallons per day.  In full production, the Interpacific Facility is anticipated to operate 24 hours a day, 7 seven days a week.  Approximately 4-8 personnel will be required to fill four shift rosters.  The Interpacific Facility will be supplied with raw materials from the Callao Port Facility. As of December 31, 2010, the Interpacific Facility produced 1,019 TM of B100, and we expect to increase the production level if we are able to obtain additional working capital allowing us to meet our goals.

In addition, we seek to generate additional revenue by leasing to third parties the use of our storage tanks at the Callao Port Facility. There can be no assurance that we will be able to lease any unused storage tanks on terms that are favorable to us.

Management began negotiations for more working capital and flexibility in its Trust Administration. In February 2011, we reached an agreement with Interbank to change the conditions of operation of the Trust Administration related to lease-back operation held with Interbank.  This agreement will enable the Company to have the working capital needed to meet the unmet demand of its customers and obtain revenues that exceed the balance point, thereby ensuring the payment of current obligations and to be profitability in the short term.

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

Revenues:  Revenues were $19,288,801 for the year ended December 31, 2010 compared to $1,435,639 for the year ended December 31, 2009.  The 2009 revenues were associated with our liquidating inventory because of our cash shortage.  With the financing that we received from Interbank in July 2009, we were then in a better cash position and have been purchasing inventory.  We have begun making sales in April 2010.  During the second quarter of 2010, we entered into an agreement with LUKOIL for the purchase of approximately $29 million of inventory.  The agreement provides us with the inventory we need for the anticipated increase in customers, and allows us to defer payment until we use the inventory.  We anticip ate adding additional customers during 2011.  However, there is no assurance that we will obtain any new contracts, agreements, or commitments with customers, which if fully performed have the potential of generating revenues sufficient to dispose of the $16 million of inventory on hand as of December 31, 2010.

Cost of Revenues:  Costs of revenues were $22,386,617 for the year ended December 31, 2010 compared to $1,974,548 for the year ended December 31, 2009.  Cost of revenue increased due to our increase in revenues during the period. When we went from a development stage company to a fully operating company, we incurred certain costs in addition to raw material costs that are being charged through cost of revenue which causes the costs of revenue as a percentage of revenue to be higher than we would anticipate once these costs have been expensed. Our cost of sales are higher because we have to include additional cost; such as cost of finished goods, administrative salaries, engineering consulting services, warehouse rent and electricity.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consisted of the following for the periods indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Difference	% Change
Consulting fees	$328,233	$77,722	$250,511	322.3%
General and administrative	2,014,739	2,195,060	(180,321)	-8.2%
Professional fees	812,063	1,180,075	(368,012)	-31.2%
Wages	2,844,664	4,000,195	(1,155,531)	-28.9%
	$5,999,699	$7,453,052	$(1,453,353)	-19.5%

Consulting Fees:  Consulting fees increased on 322.3% compared with prior year.  These expenses are related to additional consulting fees incurred related to the management and operations of the biodiesel refinery and fees incurred related to obtaining additional working capital in 2011.

General and Administrative: General and administrative expenses decreased by $180,321 or 8.2% primarily due to recording of approximately $343,890 for Board of Directors fees and $500,000 for compensation incentives and bonuses for management. During April 2010, the Board of Directors approved $60,000 annual fees per independent board member retroactive to each member´s respective start date. Also, Board of Directors approved a $250,000 bonus for management for past services and established a $250,000 bonus pool for 2010. We expensed $250,000 related to the 2010 bonus pool. These amounts have been included in the consolidated financial statements.

Professional Fees:  Professional fees decreased by $368,012 or 31.2% primarily due to decrease of legal fees compared with prior year as in the prior year significant Interbank/Plainfield debt restructuring transactions caused legal expenses to increase. The Company did not have such activities during current year and expects to remain constant during the next year unless the Company signs new contracts or agreements where legal advice will be needed. Accounting and audit fees were reduced during the year as we re-negotiated fees and discounts.

Wages:  The $2,844,664 comprised of stock compensation expenses for $1,157,070; payroll expenses for $500,000, salary expenses $372,083 and wages in the Peruvian subsidiary for $815,511. Wages decreased $1,155,531 or 28.9% during the year ended December 31, 2010 compared to 2009.  The decrease is primarily due to the layoff of temporary and contract employees and many of the stock options outstanding having fully vested during mid year.

Interest and Financing Costs:  Interest and financing costs consisted of the following for the periods indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase (Decrease)	% Change
Interest expense	$12,379,986	$8,981,946	$3,398,040	37.8%
Financing costs	52,746,639	7,665,948	45,080,691	588.1%
Amortization of debt discount and debt issuance costs	10,520,184	8,479,632	2,040,552	24.1%
Amortization of performance bond warrants	962,632	-	962,632	100.0%
	$76,609,441	$25,127,526	$51,481,915	204.9%

Interest Expense:  The increase of $3,398,040 or 37.8% in interest expense is due to the increase in debt from 2009 to 2010.  During July 2009, we obtained $43,000,000, which would have been outstanding for less than six months during the year ended December 31, 2009 and would have been outstanding for the year ended December 31, 2010, except for the $450,000 of principal amount which was repaid.  Also, during 2010, the convertible debt increased approximately $7,317,000 and short term loans have increased $7,298,000 thereby contributing to the overall increase in outstanding debt and interest expense.

Financing Costs:  The financing costs increased $45,080,691 or 588.1% from 2009 to 2010.  During the year ended December 31, 2010, we issued additional warrants to Plainfield and FDS because we had defaulted on their short-term notes.  The fair value of the warrants was $43,553,158.  We issued Plainfield additional warrants as we had not repaid the convertible loans by July 16, 2010 as specified in the fifth amendment to the purchase agreement.  The fair value of the warrants was $787,884.  In addition, we issued to Trimarine 40,000,000 warrants as the Company was not able to replace the $40,000,000 feedstock facility.  These warrants were valued at $1,400,518. We issued two short-term loans to Plainfield and FDS for an aggregate principal of $5,500,000, and in connection with the short-term loans, we incurred financing costs of $4,575,652. We also incurred $1,600,000 of financing cost to keep our credit facility with Trimarine open (approx amount of $40 million) and $769,428 of financing costs to finance the cost of unused inventory provided by LukOil in the company’s bonded tanks.

Amortization of Debt Discounts and Debt Issuance Costs:  The increase in the amortization of debt discounts and debt issuance costs is primarily due to the increase in debt discounts related to warrants and convertible notes that have been issued after December 31, 2009.

Accrued Derivative Liability:  The change in fair value of accrued derivative liability for the year ended December 31, 2010 was a gain of $59,207,552 compared to a loss of $1,222,681 for the year ended December 31, 2009.  The gain of $59,207,552 for the year ended December 31, 2010 was due to the decrease in our share price from $0.09 at December 31, 2009 to $0.01 at December 31, 2010.  The loss of $1,222,681 for the year ended December 31, 2009 was due to the increase in our stock price from $0.07 at December 31, 2008 to $0.09 at December 31, 2009.

Foreign Currency Transaction Gain:  Foreign currency transaction gain was $801,952 for the year ended December 31, 2010 compared to a $1,620,594 for the year ended December 31, 2009.  During the year ended December 31, 2010, the dollar decreased in value by 2.8% versus 8.0% for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $375,749 in cash compared to $735,352 at December 31, 2009.   Our principal demands for liquidity are purchasing raw materials and paying the day to day operations.  We have the following debt as of December 31, 2010:

•	Convertible debts outstanding of $66,506,083 bearing interest at 10%/12% for interest paid in cash/stock with a due date of September 12, 2012.

•	Notes payable to Interbank $42,550,000 bearing an effective interest rate of 10.6%. The Company is required to make monthly payments until all principal and interest is fully paid on June 16, 2015.

•	Short-term loans for an aggregate principal amount of $5,500,000 which were due on September 4, 2010 with an annual interest rate of 15%.

•
Short-term loans of $1,636,015 from Trimarine which were due on August 4, 2010 and accrue interest at 6.0%.  The Company has not made the required payments, but we are negotiating with Trimarine to extend the due date.

•	Short-term loans of $162,172 from Plainfield which are due on January 29, 2011 and accrue interest at 8.5%.

As of December 31, 2010, we had a negative working capital of $129,092,820 compared to a negative working capital of $108,346,445 as of December 31, 2009.  However, as we are not in compliance with our debt covenants with the note payable and the convertible notes, the entire principal amounts of $42,550,000 and $59,478,119, respectively, are classified as current liabilities.  We also have $18,850,072 derivative liabilities which are classified as current liabilities.  With the $42,550,000, the $59,478,119, and the $18,850,072 removed from current liabilities, our negative working capital at December 31, 2010 is $8,214,629 and our working capital at December 31, 2009 is $5,005,517.

Net cash flows used in operating activities was $12,614,523 for the year ended December 31, 2010.  We had a net loss of $25,636,002.  During the year ended December 31, 2010, we issued additional convertible notes which had beneficial conversion features and we issued warrants due to our default on certain debt instruments.  The fair value of the conversion options and the warrants was $50,318,756 which increased the net loss.  As additions to the net loss, we recorded $2,587,861, $1,157,070, and $11,482,766 as depreciation expense, stock compensation expense and amortization of debt discounts and issuance costs, respectively.  During the year, our stock price decreased from $0.09 to $0.01 which reduced the fair value of our accrued derivative liabilities by $59,207,552 which is reflec ted as a gain that reduced to our loss.   The other significant reconciling items are inventories, accounts payable and accrued expenses.  During the year, we purchased inventory of approximately $29,000,000 on account.  As we used the inventory, we paid down the payable; therefore, both the inventory and the payable changed by approximately the same amount.  Accrued expenses increased $11,277,324, of which approximately $7,600,000 was related to non cash interest during the year and approximately $1,700,000 related to finance expenses owed to Trimarine.

During the year ended December 31, 2010, cash provided by financing activities was $12,329,190 which was comprised of the following:

•	Short-term loan from FDS of $1,100,000 due September 4, 2010.

•	Short-term loan from Plainfield of $4,562,172 due September 4, 2010 and January 29, 2011.

•	Short-term loan from Trimarine of $1,636,015, due August 4, 2010.

•	Draw down on our “Use restricted cash” of $5,481,003.

•	Principal payment on note payable (Interbank Peru Financing) of $450,000

We do not anticipate significant capital expenditures in the foreseeable future.

Uncertainties and Going-Concern

We have continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the years ended December 31, 2010 and 2009, we incurred a net loss of $25,636,002 and $48,209,963, respectively, and have an accumulated deficit of $125,318,048 as of December 31, 2010. In addition, we are in technical non-compliance with certain covenants and default clauses under the Interbank Loan Agreement, the Plainfield convertible notes and the FDS notes.  We received a waiver from Interbank, Plainfield and FDS as of December 31, 2010; however, the waiver did not extend to one year. Therefore, we recorded the $42,550,000 note payable and the $59,478,119 convertible notes to be classified on the consolidated financial statements as a current liability.  Due to these current liabilit ies classification, we have a negative working capital balance of $129,092,820 and a stockholders’ deficit of $60,834,615 at December 31, 2010.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We have begun generating revenues from the sale of biodiesel and diesel for the period after we ceased to be a development stage company.  During July 2009, we obtained $43,000,000 from Interbank in additional financing which provided us with the available cash flow during the current year.  With the financing from Interbank, we were able to partially fund working capital.  Revenues increased to $19,288,801 for the year ended December 31, 2010 and we expect the sales to continue to increase over the next year. We continue to negotiate short term financing with Plainfield and negotiate improved terms with our principal stake holders.  We are seeking new additional working capital financing which will allow us to maximize commercial viability.  With sufficient additional working capital, the Company expects to reach break-even in 2011.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

	Payments Due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short term loans	$7,298,187	$	$-	$-	$7,298,187
Promissory notes	-	66,506,083	-	-	66,506,083
Notes payable (1)	4,450,000	31,700,006	6,399,994	-	42,550,000
Operating lease obligations	88,102	2,382	1,787	-	92,271
Total	$11,836,289	$98,208,471	$6,401,781	$-	$116,446,541

Off-Balance Sheet Arrangements

Performance Bond

On March 27, 2009, we entered into a performance bond agreement (the “Bond Agreement”), with FDS. Under the Bond Agreement, FDS agreed to open a financial bond (the “FDS Bond”) in the amount of up to $2,500,000 required by the Peruvian Authorities to provide the regulatory and other permits necessary to commercialize the Callao Facility as a terminal and bonded warehouse under the laws of Peru for a term of up to twelve months, subject to automatic extension for up to two additional twelve month periods.  The Company paid a fee of $30,000 to extend the agreement to January 31, 2011. The Bond Agreement accrues interest on a monthly basis in the amount of $31,250. As additional consideration for the placement of the Bond Agreement, we issued to FDS seven year cashless warrants (the “FDS Bond Warra nts”) to purchase 62,500,000 shares of common stock by which FDS will have the right to purchase one share of common stock at an exercise price of $0.05 per share for every warrant issued. FDS may exchange all or any FDS Bond Warrants at any time after the Effective Date and on or prior to March 31, 2016 for a number of shares of common stock equal to the number of shares that would have been issued upon the exercise of the FDS Bond Warrants pursuant to Section 4 of the Bond Agreement divided by 1.2.  The fair value of the warrants on the date of grant was $4,085,589 which is being amortized over one year.  For the year ended December 31, 2010, we amortized the remaining $962,632 as interest and financing costs.  FDS may withdraw the FDS Bond at any time and terminate this Agreement if there is an event of default and Plainfield accelerates the obligations in connection with such event of default under the Loan Agreement dated as of September 12, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

We use the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and our expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willin g seller market transaction.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previou sly failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Recent Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASU 810-10, Consolidations. If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies the existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. We have adopted this standard, but it did not have a material effect on the our consolidated balance sheet or required financial statement disclosures.

In April 2010, the FASB issued ASU 2010-13, Compensation -Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity w ould not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and inte rim periods within those years, beginning after December 15, 2010. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Our adoption of this ASU is not expected to have a material impact on the con solidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Consolidated Financial Statements and Supplementary Data

Pure Biofuels Corp. and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations and Other Comprehensive Loss
for the years ended December 31, 2010 and 2009	F-3

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Pure Biofuels Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pure Biofuels Corp. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010.  Pure Biofuels Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Biofuels Corp. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital and a stockholders’ deficit and the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Frazer Frost, LLP
Brea, California
April 15, 2011

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$375,749	$735,352
Use restricted cash	1,506,184	6,830,717
Accounts receivable	1,619,223	155,093
Inventories, net	16,363,514	355,531
VAT credits	2,789,290	1,051,185
Deposits and other assets	1,079,724	1,088,251
TOTAL CURRENT ASSETS	23,733,684	10,216,129

PROPERTY, PLANT AND EQUIPMENT, net	38,612,737	40,179,286
DEBT ISSUANCE COSTS, net	2,383,711	3,332,390
GOODWILL	7,942,285	7,716,956
DEPOSIT GUARANTEE	15,000,000	15,000,000
DEFERRED TAX ASSETS	319,472	531,625
OTHER ASSETS	4,000,000	4,256,644
TOTAL ASSETS	$91,991,889	$81,233,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$16,823,947	$956,647
Accrued expenses	7,749,553	3,815,939
Due to related parties	76,626	438,026
Short-term loans	7,298,187	-
Notes payable - current	42,550,000	43,000,000
Convertible notes, net of debt discount of $7,027,964 and $10,392,971
as of December 31, 2010 and 2009, respectively	59,478,119	48,795,662
Accrued derivative liabilities	18,850,072	21,556,300
TOTAL CURRENT LIABILITIES	152,826,504	118,562,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 1,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 2,500,000,000 shares
authorized; 236,387,893, shares issued and outstanding
as of December 31, 2010 and 2009	236,388	236,388
Additional paid-in capital	62,115,596	60,958,526
Accumulated other comprehensive income	2,131,449	1,157,588
Accumulated deficit	(125,318,048)	(99,682,046)
TOTAL STOCKHOLDERS' DEFICIT	(60,834,615)	(37,329,544)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,991,889	$81,233,030

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
REVENUE	$19,288,801	$1,435,639

COST OF REVENUE	22,386,617	1,974,548

GROSS MARGIN	(3,097,816)	(538,909)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,999,699	7,453,052

LOSS FROM OPERATIONS	(9,097,515)	(7,991,961)

OTHER INCOME (EXPENSE):
Interest and financing costs	(76,609,441)	(25,127,526)
Other, net	277,630	(218,156)
Non-cash expenses in connection with debt financing	-	(15,840,078)
Gain (loss) on change in fair value of accrued derivative liabilities	59,207,552	(1,222,681)
Foreign currency transaction gain (loss)	801,952	1,620,594
TOTAL OTHER EXPENSE, net	(16,322,307)	(40,787,847)

LOSS BEFORE PROVISION FOR INCOME TAXES	(25,419,822)	(48,779,808)

(PROVISION) BENEFIT FOR INCOME TAXES
Current	-	-
Deferred	(216,180)	569,845
TOTAL (PROVISION) BENEFIT FOR INCOME TAXES	(216,180)	569,845

NET LOSS	$(25,636,002)	$(48,209,963)

OTHER COMPREHENSIVE GAIN:
Foreign currency translation adjustment	973,861	1,722,521

COMPREHENSIVE LOSS	$(24,662,141)	$(46,487,442)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.10)	$(0.23)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	236,387,893	199,558,384

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2008 as previously reported	172,374,699	$172,375	$55,362,143	$(564,933)	$(56,189,378)	$(1,219,793)
Cumulative effect of reclassification of warrants and conversion options	-	-	(6,939,172)	-	4,717,295	(2,221,877)
Balance, January 1, 2009 as adjusted	172,374,699	172,375	48,422,971	(564,933)	(51,472,083)	(3,441,670)
Stock compensation expense for options issued to employees	-	-	2,352,524	-	-	2,352,524
Reclassification of fair value of options between liability and equity	-	-	4,933	-	-	4,933
Issuance of 64,013,194 shares of common stock for debt financing	64,013,194	64,013	10,178,098	-	-	10,242,111
Foreign currency translation adjustment	-	-	-	1,722,521	-	1,722,521
Net loss	-	-	-	-	(48,209,963)	(48,209,963)
Balance, December 31, 2009	236,387,893	236,388	60,958,526	1,157,588	(99,682,046)	(37,329,544)

Stock compensation expense for options issued to employees	-	-	1,157,070	-	-	1,157,070
Foreign currency translation adjustment	-	-	-	973,861	-	973,861
Net loss	-	-	-	-	(25,636,002)	(25,636,002)
Balance, December 31, 2010	236,387,893	$236,388	$62,115,596	$2,131,449	$(125,318,048)	$(60,834,615)

The accompanying notes are an integral part of these consolidated financial statements.

PURE BIOFUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,636,002)	$(48,209,963)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	2,587,861	633,748
Deferred taxes	216,180	(517,914)
Stock compensation expense for options issued to employees	1,157,070	2,352,524
Fair value of shares issued for financing costs	-	1,819,375
Fair value of warrants and conversion options issued for financing costs	50,318,756	4,913,240
Amortization of debt discounts, debt issuance costs and financing costs	11,482,766	8,430,869
(Gain) loss on change in fair value of accrued derivative liabilities	(59,207,552)	1,222,681
Non-cash expenses in connection with debt financing	-	15,840,078
Non-cash foreign currency transaction gain	(640,727)	(1,500,685)
Loss on disposal of assets	317,217
Changes in operating assets and liabilities:
Accounts receivable	(1,448,244)	6,930
Inventories, net	(15,873,126)	895,119
VAT credits	(1,694,125)	6,417,027
Deposit and other assets	(947,363)	(3,864,969)
Accounts payable	15,898,317	(4,729,545)
Accrued expenses	11,225,324	7,572,067
Due to related parties	(370,875)	(1,207)
Net cash used in operating activities	(12,614,523)	(8,720,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on amounts due to prior stockholders of Interpacific Oil	-	(5,600,000)
Purchase of equipment	(93,063)	(36,209)
Net cash used in investing activities	(93,063)	(5,636,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	2,200,000
Proceeds from issuance of notes payable - short term	7,298,187	1,500,000
Change in restricted cash	5,481,003	(6,532,452)
Change in deposit guarantee	-	(15,000,000)
Payment on notes payable - short term	-	(3,000,000)
Payment on convertible debt	-	(2,200,000)
Payment on line of credit	-	(3,500,000)
Payment of debt issuance costs	-	(1,480,449)
Proceeds from Interbank Peru Financing	-	43,000,000
Principal payments on note payable (Interbank Peru Financing)	(450,000)	-
Net cash provided by financing activities	12,329,190	14,987,099

Effect of exchange rate changes on cash and cash equivalents	18,793	(474,154)

NET CHANGE IN CASH	(359,603)	156,111

CASH, Beginning of period	735,352	579,241

CASH, End of period	$375,749	$735,352

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Pure Biofuels Corp. was incorporated in the State of Nevada on October 2, 2003. Pure Biofuels Corp., through its directly owned subsidiaries Pure Biofuels del Peru S.A.C. and Palma Industrial S.A.C., processes, produces and distributes biodiesel as an alternative fuel for freight and transportation fleets, marines, farming, rail and aviation industries, and other industrial uses.  The Company’s products are sold in Peru.

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

Going-Concern

The Company has continued to incur losses since exiting from the development stage and has only recently begun principal operations. For the years ended December 31, 2010 and 2009, the Company incurred a net loss of $25,636,002 and $48,209,963, respectively, and has an accumulated deficit of $125,318,048 as of December 31, 2010. In addition, the Company is in technical non-compliance with certain covenants and default clauses under the Interbank Loan Agreement, the Plainfield convertible notes and the FDS notes.  The Company received a waiver from Interbank, Plainfield and FDS as of December 31, 2010; however, the waiver did not extend to one year. Therefore, the Company recorded the $42,550,000 note payable and the $59,478,119 convertible notes to be classified on the consolidated financial statements as a current liability.   Due to these current liabilities classification, the Company has a negative working capital balance of $129,092,820 and a stockholders’ deficit of $60,834,615 at December 31, 2010.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has begun generating revenues from the sale of biodiesel and diesel for the period after the Company ceased to be a development stage company.  During July 2009, the Company obtained $43,000,000 from Interbank in additional financing which provided the Company with the available cash flow during the current year.  With the financing from Interbank, the Company was able to partially fund working capital.  Revenues increased to $19,288,801 for the year ended December 31, 2010 and the Company expects the sales to continue to increase over the next year. The Company continues to negotiate short term financing with Plainfield and negotiate improved terms with its principal stake holders.  The Company is seeking new additional working capital financing which will allow the Company to maximi ze commercial viability.  With sufficient additional working capital the Company expects to reach break even in 2011.

These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going-concern is dependent upon its ability to generate sustainable revenue and negotiate improved terms with it principal stake holders.  These consolidated financial statements do not include any adjustments to the recoverability and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going-concern.

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

Cash

Cash includes cash on hand and demand deposits maintained with financial institutions.

Use Restricted Cash

Restricted cash consists of monies under a standby letter of credit as required by a vendor and a deposit in guarantee.  As of December 31, 2010 and 2009, total restricted cash related to the standby letter of credit amounted to $0 and $141,852, respectively. As of December 31, 2010 and 2009, total restricted cash related to restricted working capital amounted to $1,506,184 and $6,688,865, respectively. As of December 31, 2010 and 2009, total non-current restricted cash related to the deposit in guarantee under the Interbank Financing amounted to $15,000,000.  See Note 11 for details on deposit in guarantee and restricted working capital.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve. Accounts receivable will be considered delinquent if payment is not received before the due dates established in the sales agreement with customers. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. As of December 31, 2010 and 2009, the Company determined that no reserves for accounts receivable were necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company periodically reviews its reserves for slow moving and obsolete inventories. As of December 31, 2010 and 2009, the Company believes that no reserve was necessary.

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

The estimated useful lives are as follows:

Building improvements	10 years
Facilities and equipment	10-20 years
Computer equipments and licenses	4 years
Other fixed assets	5-10 years

Goodwill and Impairment

The Company applies Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of December 31, 2010 and 2009, there was no impairment of its goodwill.

Impairment or Disposal of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2010 and 2009, there was no impairment of its long-lived assets.

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru.  Using the criteria in ASC 815, the Company determines which instruments or embedded features that require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying consolidated statements of operations as “gain (lo ss) on change in fair value of accrued derivative liabilities.”

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities, including notes payable and convertible notes, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company’s warrant liability is carried at fair value totaling $18,108,981 and $11,169,503, as of December 31, 2010 and 2009, respectively.  The Company’s conversion option liability is carried at fair value totaling $741,091 and $10,386,797 as of December 31, 2010 and 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	1.3 -6.68	2.3-6.6
Risk-free interest rate	.29%-2.71%	1.14%-3.39%
Expected volatility	194%	140%

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

	Fair Value As of December 31,	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
Liabilities	2010	Level 1	Level 2	Level 3
Warrant liability	$18,108,981		$18,108,981
Conversion option liability	741,091		741,091
Total accrued derivative liabilities	$18,850,072		$18,850,072

The change in fair value of accrued derivative liabilities is charged as a gain or a loss on the consolidated statement of operations. The Company recognized a gain of $59,207,552 for the year ended December 31, 2010 and a loss of $1,222,681 for the year ended December 31, 2009.  The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within Peru and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within Peru are not covered by insurance. As of December 31, 2010 and 2009, the Company had uninsured deposits related to cash deposits in accounts maintained within Peru of approximately $16,880,000 and $22,552,000, respectively. The Company has not experienced any losses in such accounts.

Two vendors provided 79% and 14% of the Company’s raw materials for the year ended December 31, 2010, respectively. As of December 31, 2010, total accounts payable due to these vendors amounted to $721,639 and $0, respectively.

During the year ended December 31, 2010, one customer accounted for 52% of the Company’s sales. The total receivable balance due from this customer amounted to $1,077,313, representing 67% of total accounts receivable at December 31, 2010.

The Company’s operations are carried out in Peru. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the country, and by the general state of the country’s economy. The Company's operations in Peru are subject to specific considerations and significant risks not typically associated with companies in economically developed nations. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign Currency Translations and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries use their local currencies, the Peruvian New Sol (PEN) as their functional currency for the year ended December 31, 2010 and the PEN and Argentinean Peso (ARS) as their functional currencies for the year ended December 31, 2009. Assets and liabilities are translated using the exchange rates prevailing at the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability amounts at December 31, 2010 and 2009 were translated at 2.809 PEN to $1.00 USD and 2.890 PEN to $1.00 USD, respectively, for the Company’s Peruvian subsidiaries. Equity accounts were stated at their historical rates. The average translation rates applied to statement of operations accounts for the years ended December 31, 2010 and 2009 were 2.831 PEN and 3.009 PEN to $1.00 USD, respectively; and for the year ended December 31, 2009 was 3.630 ARS to $1.00 USD.  Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previou sly failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All warrants, options and convertible notes were excluded from the diluted loss per share calculation due to the anti-dilutive effect.  As of December 31, 2010 and 2009, the following potential dilutive shares were excluded from the diluted loss per share for all periods presented due to their anti-dilutive effect.

	December 31, 2010	December 31, 2009
Options	4,540,000	15,261,250
Warrants	1,871,610,600	135,980,665
Convertible notes	221,686,946	197,295,443
Total	2,097,837,546	348,537,358

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options.  The Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Because changes in the subje ctive assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Recent Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASU 810-10, Consolidations. If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies the existing disclosures as follows:  1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The Company has adopted this standard, but it did not have a material effect on the Company's consolidated balance sheet or required financial statement disclosures.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity wou ld not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and inter im periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its cons olidated financial statements.

Note 3 – Inventories

Inventories consist of the following:

	December 31,	December 31,
Description	2010	2009
Raw Material	$15,745,166	$147,635
Work-in-Process	5,034	97,272
Finished Goods	613,314	110,624
Inventories, net	$16,363,514	$355,531

During the second quarter of 2010, the Company entered into an agreement with LUKOIL Pan Americas, LLC (“LUKOIL”), whereby LUKOIL provided the Company raw materials in the amount of approximately $29 million.  The inventory is secured by a storage warrant issued by Alma Peru and endorsed to LUKOIL.  The product will be released by LUKOIL to the Company through the use of the storage warrant that will expire in March 2011, but the Company has the option to renew it on an annual basis.  On March 31, 2011, the storage warrant with Alma Peru expired, and the Company signed a storage warrant with Depositos S.A. (DEPSA).  The new storage warrant will expire on October 15, 2011 with an option to renew.  The Company was charged a financing rate of 4% that increased to 6% per annum during the year calculated on the sum of daily inventory multiplied by the sales price.  During the year ended December 31, 2010, the Company incurred interest expense of $769,427.  LUKOIL has a first security interest in the remaining inventory. At December 31, 2010, the Company owed LUKOIL approximately $15 million, which is included in accounts payable on the accompanying consolidated balance sheet.

Note 4 – VAT Credits

At December 31, 2010 and 2009, the Company has value added tax (“VAT”) credit of $2,789,290 and $1,051,185, respectively, in Peru. VAT is charged at a standard rate of 19% of the purchases made by the Company and the Company obtains VAT tax credits for VAT paid in connection with the purchase of capital equipment and other goods and services employed in its operations. The Company is entitled to use the VAT tax credits against its Peruvian VAT tax liability generated from sales or service revenue or to receive a cash refund from the Peruvian government after necessary approvals are obtained from the Peruvian government. No significant penalties or interest relating to VAT taxes have been incurred during the years ended December 31, 2010 and 2009.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2010	2009
Land	$3,601,768	$3,499,583
Plant under construction	126,456	4,873,475
Building improvements	795,159	858,397
Facilities and equipment	37,731,271	32,144,859
Computer equipment and licenses	289,711	261,618
Other fixed assets	229,711	97,969
	42,774,076	41,735,901
Accumulated depreciation	(4,161,339)	(1,556,615)
Property, Plant and Equipment, net	$38,612,737	$40,179,286

Plant under construction represents labor costs and materials incurred in connection with the construction of plant improvements at the Chorillo facilities.   The Company estimates plant improvements to be fully completed by the second quarter of 2011.  The Company is waiting for the proper certifications for completion of the project at which time the improvements under construction will be reclassified to facilities and equipment.

Depreciation expense amounted to $2,587,861 and $633,748, for the years ended December 31, 2010 and 2009, respectively.

Note 6 – Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired in accordance with ASC Topic 805, “Business Combination.” Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment on an annual basis or more frequently when impairment indicators arise.

The carrying value of goodwill is $7,942,285 and $7,716,956 at December 31, 2010 and 2009, respectively. No impairment was noted on the goodwill at December 31, 2010 and 2009.

Balance at December 31, 2009	Change in Value	Balance at December 31, 2010
$7,716,956	$225,329	$7,942,285

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

The fair value of $4,085,589 was recorded as a prepaid asset and warrant liability in the consolidated balance sheets.  The Company amortized the $4,085,589 over one year.  The amortization expense for the years ended December 31, 2010 and 2009 was $962,632 and $3,122,957, respectively. These amounts are included in “interest and financing costs” in the accompanying consolidated statements of operations.  As of March 31, 2010, the performance bond was fully amortized.

Note 8 – Notes Payable – Short Term

FDS Notes

On December 4, 2008, the Company executed a Promissory Note (the “FDS Note”) promising to pay to FDS, the principal amount of $1,000,000.  The Company was to pay FDS the principal amount in one installment of $1,000,000 on the earlier of (a) January 15, 2009 or (b) the date the Company entered into an agreement with Interbank Peru pursuant to which Interbank Peru would provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The FDS Note was a non-interest bearing note.

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

On April 28, 2009, and June 18, 2009, the Company signed promissory notes (“FDS 2009 Notes”) to borrow from FDS $500,000 and $250,000, respectively. The FDS 2009 Notes provided that the Company would pay the principal amount together with accrued and unpaid interest on the entire principal amount of the FDS 2009 Notes at 5% of the principal amount to FDS in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company entered into an agreement with Interbank Peru pursuant to which Interbank Peru would provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest would be added to the principal sum t hen owed by the Company to FDS and paid on the Maturity Dates.

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

The Company repaid the promissory notes in the amounts of $500,000 in January 2009 and $1,250,000 plus accrued interest in July 2009, respectively.

Plainfield Promissory Note and Warrants

On December 4, 2008, the Company executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield, the principal amount of $500,000.  The Company was to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date the Company entered into an agreement with Interbank Peru pursuant to which Interbank Peru would provide the Company with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note was a non-interest bearing note.

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

On April 28, 2009, and July 18, 2009, the Company signed promissory notes (“Plainfield 2009 Notes”) to borrow from Plainfield $500,000 and $250,000, respectively. The Plainfield 2009 Notes provided that the Company would pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Notes at 5% of the principal amount to Plainfield in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date the Company enters into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the Company and/or one or more of its majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest woul d be added to the principal sum then owed by the Company to Plainfield and paid on the Maturity Date.

The Company did not repay the Plainfield 2009 Notes on the required dates, and pursuant to the terms of the agreement, Plainfield opted to exchange the PIK Note for the Exchange Note and receive shares of common stock.  The exchange of the PIK Note and the issuance of the common shares were performed in conjunction with the Interbank Peru financing on July 16, 2009.

In July 2009, the Company repaid to Plainfield in the amount of $1,250,000 plus accrued interest related to the promissory notes.

Note 9 – Convertible Debt

On September 12, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield pursuant to which the Company sold to Plainfield (1) 11,000,000 shares of the Company’s common stock, (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes (the “Original Notes”) due September 12, 2012 and, (3) warrants to purchase up to 56,938,245 shares of the Company’s common stock. The Notes are convertible into 16,666,667 shares of the Company’s common stock at the option of the holder of Original Notes at any time at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. The Company is to pay interest on the Original Notes semi-annually in arre ars on March 15 and September 15 of each year, commencing on March 15, 2008.  Subject to the conversion rights set forth below, the Company is obligated to pay 100% of the principal amount of the Original Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that the Company may, at its option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest was paid in PIK Interest.  All additional convertible notes issued subsequent to September 12, 2007 take the form of the Original Notes as described above, otherwise disclosed differently below.

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

$3,500,000 of the line of credit
$1,250,000 of the short term notes
$2,200,000 of the convertible notes

The Company also sold to Plainfield $34,312,220 10%/12% senior convertible PIK election notes which represents the remaining outstanding principal balance of the line of credit after the $3,500,000 that was repaid in cash and the accrued interest through July 15, 2009 of $465,281.  The $34,312,220 of convertible note is convertible into 114,374,066 shares of common stock based on a conversion rate of $0.30.  In the event that the Company has not repaid this note and any PIK Notes issued in kind as interest thereon, plus accrued and unpaid interest prior to July 16, 2010, the Company shall issue to Plainfield on July 16, 2010, duly authorized and validly issued seven-year warrants to purchase one share of Common Stock for every $1.00 principal amount of Note outstanding, at a strike price equal to 120% of the volume wei ghted average price of the Common Stock for the sixty (60) trading days immediately preceding July 16, 2010; provided, however, that the strike price shall not be less than $0.20 per share of Common Stock and not greater than $0.40 per share of Common Stock.

The convertible notes issued to Plainfield were initially collateralized by substantially all of the Company’s assets.  Pursuant to the Fifth Amendment, Plainfield released its right of collateral over substantially of the Company’s assets in order for the Company to consummate the financing with Interbank (Note 11).

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

The Company determined that the convertible notes contained an embedded conversion feature as of the date of issuance.  The Company recorded the fair value of $95,666 as a debt discount to be amortized over the life of the notes and as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 1.99 years
•	Volatility of 170%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.50%

The following table summarizes the convertible notes:

Convertible Notes
Balance, December 31, 2008	$6,937,445
Conversion of interest to principal	5,168,423
Additional principal	2,200,000
Increase Discount per implementation
of ASC 815-40	(428,153)
Discount related to additional principal	(3,092,683)
Amortization of note discount	3,903,550
Write off of note discount	1,994,860
Paydown of principal	(2,200,000)
Convert line of credit to convertible note	34,312,220
Balance, December 31, 2009	$48,795,662
Conversion of interest to principal	7,315,906
Discount related to additional principal	(684,112)
Amortization of note discount	4,050,663
Balance, December 31, 2010	$59,478,119

The $59,478,119 is net of debt discounts of $7,027,964.  The total principal amount of $66,506,083 is due on September 12, 2012, has an interest rate of 10% if paid in cash and 12% if paid in stock, and is convertible into shares of common stock at $0.30 per share.

Total interest related to the convertible notes amounted to $7,554,671 and $4,779,605 for the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, the Company amortized debt discounts in the amount $4,050,663 and $3,903,550, respectively, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at December 31, 2010 and 2009 amounted to $2,349,873 and $2,091,332, respectively, which is recorded in accrued expenses on the accompanying consolidated balance sheets.

As of December 31, 2010, the Company was in default of the Interbank Peru Financing agreement and certain short-term loans, which then triggered an event of default under the terms of the Plainfield convertible note agreements.  The Company has recorded the convertible notes as current liabilities due to the default.  The Company received waivers for any non compliance with covenants as of December 31, 2010. In addition, the Company received waivers for all other outstanding debt defaults for non payments as of December 31, 2010.

Note 10 – Line of Credit

On September 12, 2007, the Company entered into a $20,000,000 Loan Agreement (“Line of Credit”), between the Company, as Guarantor, and Plainfield, as Administrative Agent.  The Loan Agreement was to terminate on January 12, 2011.  The interest rate was a variable rate based on base rate with an applicable margin, which is set at the beginning of the fiscal year.  The 2009 and 2008 rate was 9.75% and 12.56%, respectively.

On March 13, 2008, the Company amended the agreement which allowed the Company to draw down an additional $818,000.  Pursuant to the amendment, the Company reset the exercise price of Plainfield’s warrants to purchase 59,104,912 shares of the Company’s common stock from $0.60 to $0.30.

On April 18, 2008, the Company amended the agreement which increased the available borrowings by $17,346,939, such that the maximum aggregate principal amount of loans available under the Loan Agreement was $37,346,939.  The Line of Credit balance at December 31, 2008 was $37,346,939.

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

Total interest expense related to the line of credit for the year ended December 31, 2009 was $1,992,615.

Note 11 – Interbank Peru Financing

On July 16, 2009, the Company entered into a sale/leaseback transaction with Interbank Peru (the “Financing”). Under the Financing, Interbank Peru acquired all the assets that comprise the Company’s Supply Plant, and in turn leased the Supply Plant back to the Company.  However, the assets remain on the Company’s books if it were owned by the Company in accordance with accounting standard ASC 840-40. Further, the Financing agreement allows a Purchase Option, as defined, by the Company at the end of the six-year term of the agreement.  In addition, the Company pledged its land, with a carrying value of $3,601,768 as of December 31, 2010, as collateral pursuant to the Interbank Peru Financing agreement.

Also, a Trust Management was established for the following Company assets: (i) the right for collections, (ii) cash flows, (iii) a capital contribution (U.S. $15 million), (iv) a deposit in guarantees (U.S. $15 million), and (v) the cash flows that the Company credited in a reserve account. The Company recorded the capital contribution as “restricted cash” and the deposit in guarantees as “deposit guarantee.” Restricted cash is released from restriction only to pay working capital costs. The deposit guarantee will always hold 35% of the principal outstanding and will be released on an annual basis as the principal gets amortized over the term of the agreement. As of December 31, 2010 and 2009 the balance in restricted cash related to the capital contribution amounted to $1,001 and $6,502,582, respectively.   As of December 31, 2010 and 2009 the deposit guarantee amounted to $15,000,000.

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

Pursuant to the Interbank Peru Financing agreement, the Company is required to maintain certain financial and nonfinancial covenants during the term of the Financing agreement, including submission of financial statements to Interbank within certain number of days after the close of periods, maintaining funds equivalent to at least 35% of the note payable amount in a Trust Management Account, as defined, and maintaining minimum Debt Service Coverage Rate, as defined, among others.  As of December 31, 2010, the Company was not in compliance with certain financial covenants which could trigger an event of default under the terms of the agreement.  Due to the non compliance, Interbank, at its option, has the right to assess a 2% penalty of the unpaid principal balance of the loan for the time period that the bank deems the Company to be in default until the waiver is granted.  The Company received a waiver from Interbank in December 2010 in which Interbank waived the requirements of certain financial covenants and requirements per the Financing Agreement that the Company was in violation of as of December 31, 2010.  Per the waiver, the Company was relieved from making the December 2010 and January 2011 payments until February 2011.  The Company made these payments subsequent to year end in February 2011.  Such requirements were not waived beyond December 31, 2010. As of December 31, 2010, the Company recorded the $42,550,000 payable as a current liability.

The Company recorded interest expense of $4,157,281 and $1,993,970 for the years ended December 31, 2010 and 2009, respectively.  The accrued interest at December 31, 2010 and 2009 was $606,836 and $190,823, respectively and is recorded in “accrued expenses” on the accompanying consolidated financial statements. The following table shows the principal payments for the note payable per the contractual agreement:

Principal
Fiscal Year	Amount
2011	$4,450,000
2012	8,000,000
2013	10,900,002
2014	12,800,004
2015	6,399,994
Total debt	$42,550,000

Note 12 – Short-Term Loans

FDS Short-Term Loan

On June 4, 2010, the Company entered into an unsecured loan with FDS for a term of three months in the principal amount of $1,100,000 (the “FDS Loan”).  In connection with the FDS Loan, the Company issued seven year warrants to purchase 43,421,053 shares of common stock of the Corporation (the “FDS Warrants”) at an exercise price of $0.076 per share of Common Stock. In addition, FDS may at its sole option exchange all or any FDS Warrants at any time after the date of issuance and during the exercise period for a number of shares of Common Stock equal to the number of shares that would have been issued upon the exercise of the FDS Warrants divided by 1.2.

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

The Company was in default of the above payments as of December 31, 2010.  The Company received a waiver from FDS related to the Company’s default in payments as of December 31, 2010.

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

The fair value of $8,060,521 was recorded as “accrued derivative liabilities” with $4,400,000 being recorded to debt discount to be amortized over the life of the Plainfield Loan and the remaining $3,660,521 was recorded as “interest and financing costs” in the consolidated statements of operations.

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

On December 29, 2010, the Company issued to Plainfield a promissory note for $162,172 with an interest rate of 8.5% per annum and maturing on January 29, 2011.  On February 7, 2011, the Company and Plainfield amended the promissory note which replaced the principal and accrued interest of $163,359, provided an additional financing of $130,000 to the Company and extended the due date to May 7, 2011.

For the year ended December 31, 2010, the Company recorded interest expense of $483,541 for the FDS and Plainfield Loans. The accrued interest for the FDS and Plainfield Loans was $407,459 at December 31, 2010 and is recorded in “accrued expenses” on the accompanying consolidated financial statements.

For the year ended December 31, 2010, the Company amortized $5,500,000 of the debt discount related to the FDS and Plainfield Loans.

Trimarine Short-Term Loan

During the year ended December 31, 2010, Trimarine advanced $1,636,015 to the Company.  On June 30, 2010, the Company and Trimarine entered into an unsecured loan agreement whereby Trimarine agreed to lend the Company up to $2,000,000.  The funds are due August 4, 2010 and accrue interest at 6% beginning on January 1, 2010.  The Company did not make the required payment for the Trimarine loan on August 4, 2010. The Company is currently negotiating an extended due date.  The balance at December 31, 2010 was $1,636,015.  The Company accrued interest expense of $77,897 for the year ended December 31, 2010.

The following are the short-term loans at December 31, 2010.

December 31, 2010
FDS	$1,100,000
Plainfield	4,562,172
Trimarine	1,636,015
$7,298,187

Note 13 – Accrued Derivative Liability

Accrued Warrant Liability

Effective January 1, 2009, the Company adopted the provisions of ASC 815. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result, 1,805,667 of the issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  In accordance with the transition provisions of ASC 815, the new guidance has been applied to the 1,805,667 warrants that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $350,742 has been recognized as a reduction of the opening balance of accumulated deficit as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s consolidated balance sheet as of December 31, 2008, and the amounts that would have been recognized if the guidance in ASC 815 had been applied from the issuance dat e of the outstanding warrants.

The fair value of all warrants at December 31, 2010 and 2009 is $18,108,981 and $11,169,503, respectively.

Accrued Conversion Option Liability

Convertible Debt outstanding at January 1, 2009

The conversion option embedded in the Company’s convertible debt, as described in Note 9,  previously met the criteria of being “conventional convertible” debt and, accordingly, it was not separately accounted for as a derivative instrument liability.  However, the conversion option does not meet the criteria of ASC 815 because it requires that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in that accounting standard.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to operations.

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

The fair value of all conversion options at December 31, 2010 and 2009 is $741,091and $10,386,797, respectively.

Note 14 – Stockholders’ Equity

Common Stock

On July 29, 2009, in connection with the Interbank financing discussed in Note 11, the Company issued 64,013,194 shares of common stock to Plainfield.  The stock was valued at $10,242,111 or $0.16 per share.  The Company recorded $1,819,375 to reduce interest payable to Plainfield and recorded $8,422,736 as “Non-cash expenses in connection with debt financing.”

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

The following is a summary of the option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2008	15,186,250	$0.60
Granted	250,000	0.60
Exercised	-	-
Forfeited	(175,000)	0.60
Outstanding, December 31, 2009	15,261,250	0.60
Granted	-
Exercised	-
Forfeited	(10,721,250)	0.60
Outstanding, December 31, 2010	4,540,000	$0.60	6.68	$-
Exercisable, December 31, 2010	4,370,000	$0.60	6.64	$-

The fair value of the options granted during the years ended December 31, 2010 and 2009 was estimated on the date of the grant using the Black-Scholes option-pricing model with the flowing weighted-average assumptions:

	December 31, 2010	December 31, 2009
Expected life (years)	*	6
Risk-free interest rate	*	3.42%
Expected volatility	*	102%
Expected dividend yield	*	0%

* The Company did not grant any options during the year ended December 31, 2010.

The weighted average grant-date for the options granted in the years ended December 31, 2010 and 2009 was $0 and $0.27, respectively.

The Company recognized $1,157,070 and $2,352,524 in share-based compensation expense for the years ended December 31, 2010 and 2009, respectively.

The compensation expense related to the unvested options as of December 31, 2010 is $16,069, which will be recognized over the weighted average period of 0.47 years.

Warrants

The following summarizes the stock purchase warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2008	11,805,666	$0.39
Granted	124,174,999	0.26
Exercised	-
Forfeited	-
Outstanding, December 31, 2009	135,980,665	$0.27
Granted	1,735,629,935	0.076
Exercised	-
Forfeited	-
Outstanding, December 31, 2010	1,871,610,600	$0.077	6.52
Exercisable, December 31, 2010	1,871,610,600	$0.077	6.52

Note 15 – Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has incurred losses for U.S. income tax purposes of approximately $19,800,000 which can be used to offset future years’ taxable income and these losses will begin to expire in the year ending 2027 for federal income tax purposes and in the year ending 2017 for state income purposes.  The Company’s management has recorded a valuation allowance on the full amount of deferred tax asset related to US income taxes.  At December 31, 2010, the Company does not believe that it has any uncertain tax positions.  At December 31, 2010, the Company’s open tax years are 2007 to 2010.

The Company is a U.S. corporation and therefore subject a tax rate of 34% for U.S. federal income tax rate.  The Company’s subsidiaries located in Peru are subject to Peruvian Income Tax Laws. Both Pure Biofuels del Peru SAC and Palma SAC are subject to 30% standard income tax rate.

The Company’s subsidiaries, Pure Biofuels del Peru SAC and Palma SAC, have combined tax losses of approximately $40,500,000 to offset future years’ taxable income earned in Peru.  The significant differences between the overall book loss and the tax loss are the non cash financing charges and the changes in the fair value of the derivative liabilities.  The combined losses associated with the 2006 and 2007 years will expire in 2018 as these were pre-operating losses.  The combined losses for fiscal years 2008 through 2010 will expire in fiscal year 2012 through 2014, respectively.  Pure Biofuel del Peru S.A.C. has recorded a non-current deferred tax asset of $319,472 which should be realized before it expires in 2018.

Management believes that the realization of some of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for income tax purposes. Accordingly, the Company has provided a valuation allowance on certain net operating losses. The net change in the valuation allowance for the year ended December 31, 2010 was an increase of approximately $4,900,000.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 are as follows:

	December 31, 2010
	U.S.	Peru	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$6,722,335	$12,729,209	$19,451,544
Deferred tax assets, net	6,722,335	12,729,209	19,451,544
Valuation allowance	(6,722,335)	(12,409,737)	(19,132,072)
Net deferred tax assets	$-	$319,472	$319,472

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 are as follows:

	December 31, 2009
	U.S.	Peru	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,912,254	$9,899,904	$14,812,158
Deferred tax assets, net	4,912,254	9,899,904	14,812,158
Valuation allowance	(4,912,254)	(9,368,279)	(14,280,533)
Net deferred tax assets	$-	$531,625	$531,625

A reconciliation of the statutory income tax rate and the effective income tax rate for the year ended December 31, 2010 and 2009 is as follows:

	December 31,		December 31,
	2010		2009
Statutory federal income tax rate	(0.34	) %	(0.34	) %
Difference in foreign rate	0.01		0.01
Change in derivative liabilities	(0.79)		0.01
Non-cash financing costs	0.92		0.10
Stock-based compensation	0.02		0.02
Non-cash foreign currency transaction loss	(0.01)		(0.01)
Non cash expenses in connection with debt financing	-		0.11
Change in valuation allowance	0.20		0.09
Effective income tax (benefit) rate	0.01%		(0.01	) %

Note 16 – Related Party Transactions

The Company entered into the following transactions with related parties:

a)
On August 1, 2009, the Company entered into a service agreement with Challenge Capital Corporation, (“Challenge Capital”), a company controlled by certain officers of the Company, to provide services related to the handling of biodiesel to the Company until August 1, 2010.  This agreement provides a monthly fee of $25,699.  On June 1, 2010, the Company signed a new agreement with Challenge Capital.  The term of the agreement is from June 1, 2010 and will continue until terminated by either party, with a monthly fee of $13,000. The Company expensed $232,194 for the year ended December 31, 2010 and has an outstanding balance owed to the related party at December 31, 2010 of $52,000.

b)	Plainfield is a related party as it is a major stockholder of the Company. See transactions with Plainfield in note 8, 9, 10 and 12.

c)	As of December 31, 2010 and December 31 2009, the Company has loans due to shareholders in the amount of $0 and $208,638.

d)
As of December 31, 2010 and 2009, the Company has amounts owed to Ocean Marine S.A.C, a company controlled by certain former officers of the Company and a Peruvian Corporation, to provide advisory services related to use and handling of biodiesel to the Company, in the amount of $24,626 and $229,388, respectively.  Total consulting expenses incurred under this agreement totaled $0 and $272,000 for the years ended December 31, 2010 and 2009.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 17 – Commitments and Contingencies

Under the Purchase Agreement entered into in July 2009, the Company has the right to order and subsequently purchase, and Trimarine is offering to supply and sell certain products to be used in the manufacturing process of biodiesel fuel.  The Purchase Agreement states that the maximum unpaid purchase price cannot exceed $40,000,000.  The Company and Trimarine agreed that the consideration for the supply of the product would be the greater of (i) 15.0% per annum or 1.250% per month of the total financial value of the product or (ii) 4.0% per annum, or 0.333% per month of the total facility amount payable on a monthly basis which is equivalent to $133,333 per month.  Pursuant to the Purchase Agreement, the Company made a cash deposit to Trimarine of 10% of the $40,000,000.  The deposit of $4,000,0 00 is recorded as “other assets” in the accompanying consolidated balance sheet as of December 31, 2010.

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

For the years ended December 31, 2010 and 2009, the Company incurred fees related to this facility with Trimarine amounting to $1,526,667 and $933,333, respectively. As of December 31, 2010 and 2009, the Company had an outstanding payable owed to Trimarine in the amounts of $2,460,000 and $818,000, respectively.

Leases

On October 1, 2006, the Company entered into an office lease in Lima, Peru. Under the terms of the lease, the Company is required to make monthly payments of $6,013 for the first year.  The office lease contains certain rent escalation clauses over the life of the lease that expires on September 30, 2011. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease.

On June 1, 2007, the Company entered into a lease for premises in Chorrillos, Peru. Under the terms of the lease, the Company is required to make monthly payments of $1,350 for the first year, $1,400 for the second year, and $1,500 for the third year until the expiration of the lease on May 31, 2010.  The lease was amended which requires monthly payments of $2,200 from June 2, 2010 through May 31, 2011 and $2,300 from June 1, 2011 through November 30, 2011.

On October 18, 2010, the Company entered into a lease to purchase a vehicle in Lima, Peru. Under the terms of the lease, the Company is required to make 36 monthly payments of approximately $200 each and the lease expires on October 16, 2013.

For the years ended December 31, 2010 and 2009, the Company incurred lease expense in the amount of $104,541 and $95,591, respectively.  The future minimum lease payments for each of the next five years is as follows:

For the year ended	Amount
2011	$88,102
2012	2,382
2013	1,787
2014	-
2015	-
Total lease commitment	$92,271

Note 18 – Supplemental Cash Flow Information

The following table contains the supplemental cash flow information for the periods indicated.

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,887,623	$2,194,133
Income taxes paid	$-	$-

The following table contains the supplemental information of non-cash investing and financing activities for the periods indicated.

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for financing costs	$-	$10,242,111
Issuance of convertible promissory note for interest payable	$7,315,906	$5,168,423
Issuance of warrants as part of financing agreement	$55,817,212	$4,398,938
Beneficial conversion feature on issuance of convertible debt	$-	$3,606,986
Exchange line of credit debt for convertible notes	$-	$34,312,220
Debt discounts from issuance of convertible debt	$684,112	$2,554,129

Note 19 – Interpacific Oil S.A.C. Acquisition

Pursuant to the Merger Agreement,the outstanding capital stock of Interpacific Oil S.A.C. was converted into the right to receive merger consideration payable beginning 90 days after the closing of the transaction, subject to certain performance-based adjustments described below and consisting of the following: (i) up to $6,300,000 payable with (A) $700,000 in cash, and (B) (ii) up to 9,333,333 shares of common stock, par value $0.001, of the Company and (iii) a Seven year warrant to purchase up to 2,925,000 shares of common stock, at an exercise price of $0.47 per share. The shareholders of Interpacific included Luis Goyzueta and Alberto Pinto, the former Chief Executive Officer and current Chief Executive Officer of the Company, respectively.

The $700,000 cash consideration and 2,166,667 shares of the stock consideration valued at $996,667 were payable 90 days after the closing.  The remainder of the stock consideration and the warrant consideration (“additional purchase price”) shall be contingent upon review and confirmation from an accounting firm agreed upon by the parties to the Merger Agreement that revenue in accordance with U.S. generally accepted accounting practices for the operations of Interpacific for the 90-day period beginning on the Closing Date exceeds $3,900,000. If the revenue is less than $3,900,000, then the additional stock consideration and warrant consideration shall each be proportionately reduced. In addition, if the revenue is less than $3,900,000, then Interpacific shall have the option of measuring the revenue for an additiona l 90-day period and can elect to be paid the additional stock consideration and warrant consideration based solely on the second 90-day period.  As of December 31, 2007, the Company had paid total cash consideration of $700,000 and had recorded a shareholder payable for the stock consideration in the amount of $996,667. The stock was issued on January 26, 2008, pursuant to an amendment to the Merger Agreement executed on January 23, 2008.

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

Note 20 – Subsequent Events

Promissory Notes

On February 2, 2011, the Company issued a promissory note to Plainfield for $700,000.  The note bears interest at 8.5%, and matures on August 2, 2011.  If the principal amount is not paid in full when due, then the Company will pay an additional 12.5% per annum interest.

On February 7, 2011, the Company issued a promissory note to Plainfield for $293,359.  This promissory note replaced the promissory note issued on December 29, 2010 plus the accrued interest and provided an additional $130,000 of financing to the Company.  The note bears interest at 8.5%, and matures on May 7, 2011.  If the principal amount is not paid in full when due, then the Company will pay an additional 12.5% per annum interest.

On February 25, 2011, the Company issued a promissory note to Plainfield for $498,830.  The note bears interest at 8.5%, and matures on August 25, 2011.  If the principal amount is not paid in full when due, then the Company will pay an additional 12.5% per annum interest.

On March 1, 2011, the Company issued a promissory note to Plainfield for $1,000,000.  The note bears interest at 8.5%, and matures on December 31, 2011.  If the principal amount is not paid in full when due, then the Company will pay an additional 12.5% per annum interest.

On March 15, 2011, the Company issued a senior convertible note in the amount of $3,990,365 to Plainfield for the interest from September 15, 2010 through March 14, 2011.  The senior convertible note matures on September 30, 2012.

On March 30, 2011, the Company issued a promissory note to Plainfield for $130,590.  The note bears interest at 8.5%, and matures on August 25, 2011.  If the principal amount is not paid in full when due, then the Company will pay an additional 12.5% per annum interest.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we intend to implement further internal controls as our operations expand and cash flow permits so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2010, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports have been reviewed by an outside accounting firm that is not our audit firm. All unexpected results were investigated. At any time, if it appeared that any control could be implemented to continue to mitigate such weaknesses, it was immediately implemented.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ahmad Al-Sati	Chairman and Director	37	September 2, 2010
Jay R. Troger	Director	55	November 22, 2010
Alberto Pinto	Chief Executive Officer, Director and President	43	November 21, 2006
Juan Santoyo Ruiz	Chief Financial Officer	44	July 5, 2010

Mr. Ahmad Al-Sati was appointed as a new director on September 2, 2010. Since July 2008, Mr. Ahmad Al-Sati has been a senior vice president of Plainfield Asset Management and a member of the Plainfields’ private portfolio group where he is currently responsible for the firm’s energy portfolio and leads restructuring efforts.  Mr. Al-Sati serves on the boards of directors of BioEnergy Holding LLC (an ethanol production company) since January, 2010 and Heliosphera Holdings Societe Anonyme (a solar panel production company) since June, 2010. Prior to joining Plainfield in July 2008, Ahmad Al-Sati worked from September, 2003 to May, 2008 at MatlinPatterson Global Advisers LLC, where he, among other things, sourced, analyzed, and negotiated distressed private-equity transactions in Asia, Europe and the Americas, and served on Board of Directors of portfolio companies.  From September 2000 to May, 2003, Mr. Al-Sati was a practicing attorney with the business reorganization group of Schulte Roth & Zabel LLP, representing investors in distressed securities and assets. He received an M.B.A. in 2008 from the Stern Graduate School of Business at New York University, a J.D. in 2000 from Columbia School of Law and a B.A. with Honors in 1995 in Economics and History from Wesleyan University. He is currently a member of the NY Bar (inactive).  As such, he brings significant management, board membership, financial and legal skills to the Board.

Mr. Jay Troger, was appointed as a new director on November 22, 2010. Mr. Troger from December 2008 to July 2010, he was President and Chief Operating Officer, Greenwood Fuels, a producer of renewable fuel pellets.  From January 2008 to December 2008, he was Senior Advisor, Wydown Management Corp., a business advisory services company.  From September 2005 to December 2007, he was Chief Executive Officer, Butterfly Worldwide LLC, a direct sales of women’s accessories company.  From November 2002 to September 2005, he was President, U.S. Division, Falcon Waterfree Technologies, a design and manufacture of waterless urinals company.  He received from Boston University School of Law, J.D. Magna Cum Laude, 1980 and from Harvard College, A.B. Cum Laude, 1977.  As a member of the board, Mr. Troger contributes the benefits of his 20 years of executive leadership and management experience.  This experience includes management of a renewable fuels business and extensive management of manufacturing operations.  In addition, as a former Partner at Bain & Company, Mr. Troger contributes significant expertise in the design and implementation of business strategies.

Alberto Pinto was elected President of our Company on July 9, 2008 and has served as Chief Operating Officer and a Director of our Company since November 21, 2006. Mr. Pinto has over 19 years of experience in the oil and shipping industries. He is the founder of a number of leading shipping and commodity trading companies in Peru, including Orion del Pacifico S.A.C., Trimarine Corporation S.A. and Interpacific Oil S.A.C. Mr. Pinto serves as the President of Ocean Marine S.A.C., a leading shipping and oil and gas products distribution company based in Peru since 1998, where he is responsible for the development of the company. Mr. Pinto obtained a Bachelors degree in Business Administration and a Masters in Business Administration from the Boston University Sc hool of Management in 1989.

Mr. Ruiz was appointed as a CFO on July 5, 2010. Mr. Ruiz, age 44, was, from October 2006 to July 2010, an auditor with DMCL Chartered Accountants Vancouver, B.C, Canada.  From June 2003 to October 2006, he was IT Business Consultant, Customer Service, North American Air Travel Insurance Ltd Travel Underwriters Canada, a Travel Medical Insurance company.  From December 2001 to June 2003, he was Senior Trust Analyst, Alderwoods Group – Canada, a Cemeteries, Funeral Homes – Trust Company.  From January 1999 to August 2001, he was Senior Accountant with Deloitte Touche Tohmatsu – Peru.

Family Relationships

Other than as listed below, there are no family relationships between any of our directors and executive officers at Corp. level. In Pure Peru SAC, Mr. David Benjamin Duharte Mata (Supply Manager) and Mr. Marcos Duharte Mata (Administration and Finance Manager) are brothers.

Board and Committee Meetings

Board Meetings

Our board of directors held 7 formal meetings during the year ended December 31, 2010.  Each Director attended at least 75% of the meetings of the Board of Directors and the Board Committees of which he was a member.

Board Nomination Process

There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.

Compensation Committee

None.

Audit Committee

No audit committee in place.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC.  Based solely upon the Company’s review of the information received, the Company believes that, during the year ended December 31, 2010, all persons complied with such filing requirements on a timely basis.

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the SEC on April 29, 2005 as Exhibit 14.1 to our Annual Report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pure Biofuels Corp., 701 Brazos Street, Suite 1050, Austin, TX 78707.

Item 11. Executive Compensation

The following table sets forth information in respect of the compensation of the Principal Executive Officer, and our three most highly compensated executive officers who were serving as executive officers as of December 31, 2010.

			Cash	Option	Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Alberto Pinto (1)	2009	180,000	-	-	-	180,000
President, Chief Executive Officer	2010	336,454	-	-	-	336,454

Juan Santoyo Ruiz (2)	2009	-	-	-	-	-
Chief Financial Officer	2010	45,500	-	-	-	45,500

(1) Mr. Pinto became the President of our Company on July 9, 2008.  He was appointed Chief Operating Officer and a director of our Company on November 21, 2006.  He became Chief Executive Officer on September 15, 2009.

(2) Mr. Ruiz was appointed as a CFO on July 5, 2010.

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

Juan Santoyo Ruiz

On July 5, 2010, Mr. Pinto approved Mr. Ruiz salary $6,500 monthly, during 2010.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised options, options that have not vested and equity incentive plan awards for our named executive officers for the year ended December 31, 2010:

Equity Incentive
Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercsied	Unexercsied	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
Alberto Pinto (1) (2) Chief Executive Officer and Director	3,500,000	-	-	0.60	6/11/2017

(1) On June 11, 2007 (the “Grant Date”) we entered into non statutory stock option agreements (the “Agreements”) with Alberto Pinto, our Chief Executive Officer and a Director, Steven Magami, a Director and our former President, Luis Goyzueta, a Director and our former Chief Executive Officer and Gustavo Goyzueta, our Chief Financial Officer, (each, an “Optionee”), under the Company’s Stock Option and Award Plan (the “Plan”). On September 4, 2007, the Company and each of the Optionees amended the Agreements under the Plan, in order to (1) reduce the exercise price of shares issued under the Plan from $0.98 per share to the greater of (i) $0.60, or (ii) the Fair Market Value (as defined in the Plan) o f the Company’s common stock on the date that the board of directors approves the amendment. The Options are exercisable in accordance with the following schedule: (a) 25% of the Options are exercisable on the Grant Date, and (b) 12.5% of the Options become exercisable on each six month anniversary of the Grant Date, through the third anniversary of the Grant Date. The Options expire on June 9, 2017, the last business day coincident with or prior to the 10 th anniversary of the Grant Date, unless fully exercised or terminated earlier.

(2) The total number of shares Mr. Pinto may purchase is 3,500,000 at an exercise price of $0.60 per share. The options expire at 5:00 pm Eastern Time on the last business day coincident with or prior to the 10th anniversary of the Grant Date, unless fully exercised or terminated earlier.

Director Compensation

The following table provides compensation information for persons who served on our board of directors in 2010, except for Mr. Alberto Pinto in his capacity as executive officer is not included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash $	Stock Compensation (1) $	Total $
Panos Ninios	52,274	33,425	85,699
Patrick Orlando	41,753	33,425	75,178
C. Wendell Tewell	107,836	33,425	141,261
Laurence N. Charney	41,753	-	41,753

(1) As of the filing of this report, the shares have not been issued.  We have accrued the expense as of December 31, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 8, 2011, certain information with respect to the beneficial ownership of our Common Stock by (1) each person we know to own beneficially more than 5% of our Common Stock, (2) each person who is a director, (3) each of our named executive officers, and (4) all of our executive officers and directors as group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percentage of Class(1)
Alberto Pinto (2) Calle Bolivar 402, OF 301 Miraflores, Lima, Peru	6,104,333	2.5

Plainfield Asset Management LLC (3) 55 Railroad Avenue Greenwich, CT 06830	1,746,129,519	95.5

All current Directors and Executive Officers as a Group (1 person)(4)	6,104,333	2.5

 (1) Based on 236,387,893 shares as of common stock issued and outstanding as of April 8, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 3,500,000 vested but unexercised options.

(3) These shares are owned directly by Plainfield Peru II LLC, a Delaware limited liability company, and indirectly by Plainfield Special Situations Master Fund Limited, Plainfield Asset Management LLC and Max Holmes. Plainfield Special Situations Master Fund Limited, a Cayman Islands exempted company, is the sole member of Plainfield Peru II LLC. Plainfield Asset Management LLC, a Delaware limited liability company, is the manager of Plainfield Special Situations Master Fund Limited. Max Holmes, an individual, is the chief investment officer of Plainfield Asset Management LLC. Each of Plainfield Asset Management LLC and Max Holmes disclaims beneficial ownership of all such shares. Includes 221,686,946 shares issuable upon conversion of the convertible not es owned by Plainfield Peru I LLC, a Delaware limited liability company and a wholly-owned subsidiary of Plainfield Special Situations Master Fund Limited, and 1,370,745,614 shares issuable upon exercise of warrants owned by Plainfield Peru II LLC.

(4) Includes 3,500,000 vested but unexercised options.

Changes in Control

As of April 8, 2011, Plainfield and its affiliates currently own 153,696,959 shares of the Company’s common stock; (2) warrants exercisable into 1,370,745,614 shares of the our common stock at an exercise price of approximately $0.076 per share, and (3) $66,506,084 aggregate principal amount of notes convertible into 221,686,946 shares of our common stock at a conversion price of $0.30.  If Plainfield and its affiliates were to convert the warrants and the notes into shares of our common stock, they would own approximately 99.6% of our common stock on a fully diluted basis.

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

On December 4, 2007, our Company, Pure Biofuels del Peru, Interpacific, and certain stockholders of Interpacific (the “Interpacific Stockholders”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Pure Biofuels del Peru will acquire all of the outstanding capital stock of Interpacific, with Pure Biofuels del Peru continuing as the surviving corporation. The merger was consummated contemporaneous with the signing and filing of the Merger Agreement as of such date with the Peruvian Public Registry in accordance with the relevant provisions of Peru law.

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

The $700,000 cash consideration and 2,166,667 shares of the stock consideration valued at $996,667 were payable 90 days after the closing. The remainder of the stock consideration and the warrant consideration shall be contingent upon review and confirmation from an accounting firm agreed upon by the parties to the Merger Agreement that revenue in accordance with U.S. generally accepted accounting practices for the operations of Interpacific for the 90-day period beginning on the Closing Date exceeds $3,900,000. If the revenue is less than $3,900,000, then the additional stock consideration and warrant consideration shall each be proportionately reduced. In addition, if the revenue is less than $3,900,000, then Interpacific shall have the option of measuring the revenue for an additional 90-day period and can elect to be paid the addi tional stock consideration and warrant consideration based solely on the second 90-day period.

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

In July 2009, we paid the $5,600,000 in cash and issued the 2,925,000 warrants.  The fair value of the warrants at the date they were issued was $530,536 and was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 7 years
•	Volatility of 140%;
•	Dividend yield of 0%;
•	Risk free interest rate of 3.31%

Although the acquisition of Interpacific did not occur until December 4, 2007, under Peruvian law, since September 1, 2007, Interpacific and Pure Biofuels del Peru were operated as one company.

Plainfield Debt and Equity Transactions

Convertible Debt

On September 12, 2007, the we entered into a securities purchase agreement (the “Purchase Agreement”), with Plainfield pursuant to which we sold to Plainfield (1) 11,000,000 shares of the Company’s common stock, (2) $10,000,000 aggregate principal amount of the 10%/12% senior convertible PIK election notes (the “Original Notes”) due September 12, 2012, (3) warrants to purchase up to 56,938,245 shares of our common stock. The Notes are convertible into 16,666,667 shares of our common stock at the option of the holder of Original Notes at any time at a conversion price of $0.60 per share. The conversion price is subject to adjustment in accordance with the terms of the Purchase Agreement. We are to pay interest on the Original Notes semi-annually in arrears on March 15 and September 15 of each year, commenc ing on March 15, 2008.  Subject to the conversion rights set forth below, we are obligated to pay 100% of the principal amount of the Original Notes, plus accrued and unpaid interest, in cash on September 12, 2012 (the “Maturity Date”), provided, however, that we may, at our option, elect to pay interest on the Notes (i) entirely in cash, or (ii) entirely by issuing additional notes with an effective interest rate of 12% (“PIK Interest”). The first payment of interest was paid in PIK Interest.  All additional convertible notes issued subsequent to September 12, 2007 take the form of the Original Notes as described above, otherwise disclosed differently below.

On March 26, 2008, we sold to Plainfield $5,000,000 aggregate principal amount of its 10%/12% senior convertible PIK election notes due September 12, 2012 (the “Additional Notes”).  The Additional Notes are convertible into 16,666,667 shares of common stock at a conversion price of $0.30 per share.  Pursuant to the terms of the Amended Purchase Agreement, the conversion price of the Original Notes and $610,000 aggregate principal amount of PIK Interest Notes issued on March 15, 2008 as payment of interest on the Original Notes, was adjusted to $0.30.

As of September 30, 2008, we had accrued interest of $2,322,779 related to the line of credit with Plainfield. In order to obtain funds to pay the accrued interest and to pay the interest that would accrue through January 31, 2009, we, on November 4, 2008, sold to Plainfield (1) $2,370,182 in aggregate principal amount of the 10%/12% senior convertible PIK election notes and (2) $1,537,020 in aggregate principal amount of 10%/12% senior convertible PIK election notes due 2012 representing interest through January 31, 2009.

On March 10, 2009 and March 27, 2009, we sold to Plainfield $1,283,214 ($283,214 was accrued interest from the line of credit) and $1,200,000, respectively, in aggregate principal amount of additional notes (“2009 Additional Notes”).  The 2009 Additional Notes are convertible into shares of common stock at $0.04 per share.

We determined that the 2009 Notes contained an embedded beneficial conversion feature as the conversion price of $0.04 per share was less than the share price of $0.06 on the date of issuance.  We recorded the fair value of $2,714,302 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life between 3.47 and 3.51years

•	Volatility of 130%;

•	Dividend yield of 0%;

•	Risk free interest rate between 1.27 and of 1.46%

We recorded $2,200,000 to debt discounts to be amortized over the life of the 2009 Additional Notes and $514,302 to “interest and financing costs.”

On July 16, 2009, we obtained additional financing from Interbank Peru.  Concurrent with the Interbank Peru financing, we repaid the following amounts to Plainfield in cash:

•	$3,500,000 of the line of credit

•	$1,250,000 of the short term notes, plus accrued interest

•	$2,200,000 of the convertible notes

We also sold to Plainfield $34,312,220 10%/12% senior convertible PIK election notes, which represents the remaining outstanding principal balance of the line of credit after the $3,500,000 that was repaid in cash and the accrued interest through July 15, 2009 of $465,281.  The $34,312,220 of convertible note is convertible into 114,374,066 shares of common stock based on a conversion rate of $0.30.  In the event that we have not repaid this note and any PIK Notes issued in kind as interest thereon, plus accrued and unpaid interest prior to July 16, 2010, we shall issue to Plainfield on July 16, 2010, duly authorized and validly issued seven-year warrants to purchase one share of Common Stock for every $1.00 principal amount of Note outstanding, at a strike price equal to 120% of the volume weighted average price o f the Common Stock for the sixty (60) trading days immediately preceding July 16, 2010; provided, however, that the strike price shall not be less than $0.20 per share of Common Stock and not greater than $0.40 per share of Common Stock.

The convertible notes issued to Plainfield were initially collateralized by substantially all of our assets.  Pursuant to the Fifth Amendment, Plainfield released its right of collateral over substantially all of our assets in order for us to consummate the financing with Interbank.

We determined that the notes issued on July 16, 2009, contained an embedded beneficial conversion feature.  We recorded the fair value of $12,347,942 as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 3.16 years

•	Volatility of 130%;

•	Dividend yield of 0%;

•	Risk free interest rate of 1.54%

We recorded $12,347,942 as “Non-cash expenses in connection with debt financing” in the accompanying consolidated statements of operations.

In March 2010, we converted accrued interest from PIK Notes from September 15, 2009 through March 15, 2010 in the amount of $3,551,411 into PIK convertible notes with an exercise price of $0.30 per share.

We determined that the convertible notes contained an embedded conversion feature as of the date of issuance.  We recorded the fair value of $588,446 as a debt discount to be amortized over the life of the notes and as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 2.5 years

•	Volatility of 140%;

•	Dividend yield of 0%;

•	Risk free interest rate of 0.96%

In September 2010, we converted accrued interest from PIK Notes from March 15, 2010 through September 15, 2010 in the amount of $3,764,495 into PIK convertible notes with an exercise price of $0.30 per share.

We determined that the convertible notes contained an embedded conversion feature as of the date of issuance.  We recorded the fair value of $95,666 as a debt discount to be amortized over the life of the notes and as an accrued derivative liability.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

•	Expected life of 1.99 years

•	Volatility of 170%;

•	Dividend yield of 0%;

•	Risk free interest rate of 0.50%

The following table summarizes the convertible notes:

Convertible Notes
Balance, December 31, 2008	$6,937,445
Conversion of interest to principal	5,168,423
Additional principal	2,200,000
Increase Discount per implementation of ASC 815-40	(428,153)
Discount related to additional principal	(3,092,683)
Amortization of note discount	3,903,550
Write off of note discount	1,994,860
Paydown of principal	(2,200,000)
Convert line of credit to convertible note	34,312,220
Balance, December 31, 2009	48,795,662
Conversion of interest to principal	7,315,906
Discount related to additional principal	(684,112)
Amortization of note discount	4,050,663
Balance, December 31, 2010	$59,478,119

The $59,478,119 is net of debt discounts of $7,027,964.  The total principal amount of $66,506,083 is due on September 12, 2012, has an interest rate of 10% if paid in cash and 12% if paid in stock, and is convertible into shares of common stock at $0.30 per share.

Total interest related to the convertible notes amounted to $7,554,671 and $4,779,605 for the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, we amortized debt discounts in the amount $4,050,663 and $3,903,550, respectively, which are recorded in the accompanying consolidated statements of operations as interest and financing costs.  The accrued interest payable related to the convertible notes at December 31, 2010 and 2009 amounted to $2,349,873 and $2,091,332, respectively, which is recorded in accrued expenses on the accompanying consolidated balance sheets.

As of December 31, 2010, we were in default of the Interbank Peru Financing agreement and certain short-term loans which then triggered an event of default under the terms of the Plainfield convertible note agreements.  We recorded the convertible notes as current liabilities due to the default.

Plainfield Promissory Note

On December 4, 2008, we executed a Promissory Note (the “Plainfield Note”) promising to pay to Plainfield, the principal amount of $500,000.  We were to pay Plainfield the principal amount in one installment of $500,000 on the earlier of (a) January 15, 2009 or (b) the date we entered into an agreement with Interbank Peru pursuant to which Interbank Peru would provide us with term loan financing, in a principal amount of not less than $40,330,000. The Plainfield Note was a non-interest bearing note.

On April 28, 2009, and July 18, 2009, we signed promissory notes (“Plainfield 2009 Notes”) to borrow from Plainfield $500,000 and $250,000, respectively. The Plainfield 2009 Notes provided that we would pay the principal amount together with accrued and unpaid interest on the entire principal amount of the Plainfield 2009 Notes at 5% of the principal amount to Plainfield in one (1) installment of $525,000 and $262,500 on the earlier of (a) May 30, 2009 and June 30, 2009 (“Maturity Dates”), respectively, and (b) the date we enter into an agreement with Interbank Peru pursuant to which Interbank Peru will provide term loan financing for the us and/or one or more of our majority-owned subsidiaries, in a principal amount of not less than $40,330,000.  Any accrued interest would be added to the principal s um then owed by the us to Plainfield and paid on the Maturity Date.

We did not repay the Plainfield 2009 Notes on the required dates, and pursuant to the terms of the agreement, Plainfield opted to exchange the PIK Note for the Exchange Note and receive shares of common stock.  The exchange of the PIK Note and the issuance of the common shares were performed in conjunction with the Interbank Peru financing on July 16, 2009.

On June 4, 2010, we entered into an unsecured loan with Plainfield for a term of three months in the principal amount of $4,400,000 (the “Plainfield Loan”).  In connection with the Plainfield Loan, we issued seven year warrants to purchase 173,684,211 shares of common stock of the Corporation (the “Plainfield Warrants”) at an exercise price of $0.076 per share of Common Stock. In addition, Plainfield may at its sole option exchange all or any Plainfield Warrants at any time after the date of issuance and during the exercise period for a number of shares of Common Stock equal to the number of shares that would have been issued upon the exercise of the Plainfield Warrants divided by 1.2.

In accordance with ASC 815, we determined that the Plainfield Warrants should be classified as a liability at fair value on the date the Plainfield Warrants were to be issued.  We determined the fair value of the Plainfield Warrants at June 4, 2010 to be $8,060,521 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years

•	Volatility of 140%;

•	Dividend yield of 0%;

•	Risk free interest rate of 2.65%

The fair value of $8,060,521 was recorded as “accrued derivative liabilities” with $4,400,000 being recorded to debt discount to be amortized over the life of the Plainfield Loan and the remaining $3,660,521 was recorded as “interest and financing costs” in the consolidated statements of operations.

On September 4, 2010, we did not pay the principal amount of $4,400,000 as required per the loan agreement.  Due to the default, we were required to issue 1,157,894,737 seven year warrants with an exercise price of $0.076.

In accordance with ASC 815, we determined that the additional warrants should be classified as a liability at fair value on the date the warrants were to be issued.  We determined the fair value of the warrants at September 4, 2010 to be $33,496,086 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 7 years

•	Volatility of 170%;

•	Dividend yield of 0%;

•	Risk free interest rate of 2.14%

The fair value of $33,496,086 was recorded as “accrued derivative liabilities” and “interest and financing costs” in the consolidated balance sheets and statements of operations, respectively.

On December 29, 2010, we issued to Plainfield a promissory note for $162,172 with an interest rate of 8.5% per annum and maturing on January 29, 2011.  On February 7, 2011, we amended the promissory note which replaced the principal and accrued interest of $163,359, provided an additional financing of $130,000 to us and extended the due date to May 7, 2011.

On February 2, 2011, we issued a promissory note to Plainfield for $700,000.  The note bears interest at 8.5%, and matures on August 2, 2011.  If the principal amount is not paid in full when due, then we will pay an additional 12.5% per annum interest.

On February 7, 2011, we issued a promissory note to Plainfield for $293,359.  This promissory note replaced the promissory note issued on December 29, 2010 plus the accrued interest and provided an additional $130,000 of financing to us.  The note bears interest at 8.5%, and matures on May 7, 2011.  If the principal amount is not paid in full when due, we will pay an additional 12.5% per annum interest.

On February 25, 2011, we issued a promissory note to Plainfield for $498,830.  The note bears interest at 8.5%, and matures on August 25, 2011.  If the principal amount is not paid in full when due, then we will pay an additional 12.5% per annum interest.

On March 1, 2011, we issued a promissory note to Plainfield for $1,000,000.  The note bears interest at 8.5%, and matures on December 31, 2011.  If the principal amount is not paid in full when due, then we will pay an additional 12.5% per annum interest.

On March 15, 2011, we issued a senior convertible note in the amount of $3,990,365 to Plainfield for the interest from September 15, 2010 through March 14, 2011.  The senior convertible note matures on September 30, 2012.

On March 30, 2011, we issued a promissory note to Plainfield for $130,590.  The note bears interest at 8.5%, and matures on August 25, 2011.  If the principal amount is not paid in full when due, then we will pay an additional 12.5% per annum interest.

For the year ended December 31, 2010, we recorded interest expense of $386,833 for the Plainfield Loans.

After considering all transactions with Plainfield, Plainfield and its affiliates own:

•	153,696,959 shares of our common stock, or 65% of our issued and outstanding stock

•	Warrants exercisable into 1,370,745,614 shares of our common stock at an exercise price of approximately $0.076 per share

•	$70,496,449 aggregate principal amount of PIK Notes convertible into 234,988,163 shares of our common stock at a conversion price of $0.30 due on September 12, 2012

Service Agreement with Challenge Capital

On August 1, 2009, we entered into a Service agreement with Challenge Capital Corporation, (“the Challenge Capital”), a company controlled by certain officers of our Company, to provide advisory services related to the handling of biofuels to the Company.  This agreement provides a monthly fee of $25,669. On June 1, 2010, the Company amended the Challenge Capital agreement to a monthly fee of $13,000. The Company expensed $232,194 for the year ended December 31, 2010 and the outstanding balance owed at December 31, 2010 is $52,000.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2009, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP and Frazer Frost, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and our Forms 10-Q were estimated to be approximately $165,000.

For the year ended December 31, 2010, the aggregate fees billed by Frazer Frost, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and our Forms 10-Q were $135,000.

Audit Related Fees

For the year ended December 31, 2009, the aggregate fees billed for assurance and related services by Moore Stephens Wurth Frazer and Torbet, LLP and Frazer Frost, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0

For the year ended December 31, 2010, the aggregate fees billed for assurance and related services by Frazer Frost, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the year ended December 31, 2009, the aggregate fees billed by Moore Stephens Wurth Frazer and Torbet, LLP and Frazer Frost, LLP for other non-audit professional services, other than those services listed above, totaled $14,000.

For the year ended December 31, 2010, the aggregate fees billed by Frazer Frost, LLP for other non-audit professional services, other than those services listed above, totaled $13,000.

We do not use Frazer Frost, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Frazer Frost, LLP to provide compliance outsourcing services.

Pre-Approval Policies and Procedures

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Frazer Frost, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our entire board of directors; or

•
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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

PURE BIOFUELS CORP.

Date: April 18, 2011	By:	Alberto Pinto
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carlos Alberto Pinto	Chief Executive Officer and Director
Carlos Alberto Pinto	(Principal Executive Officer)

/s/ Alberto Pinto	President and Director
Alberto Pinto

/s/ Juan Santoyo	Chief Financial Officer
Juan Santoyo	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Ahmad Al-Sati	Chairman of the Board of Directors
Ahmad Al-Sati

/s/ Jay R. Troger	Director
Jay R. Troger